Form 10-Q
period 1995-09-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1995-11-16
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to


Commission file number: 0-10222




                         QUALIFIED PROPERTIES 80, L.P.
                 (formerly Hutton/GSH Qualified Properties 80)

             (Exact name of registrant as specified in its charter)




        Virginia                                            13-3046808

(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                            10285

(Address of principal executive offices)                      (Zip code)



                                 (212) 526-3237

              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No





Consolidated Balance Sheets


                                              September 30,       December 31,
Assets                                                1995               1994

Land                                          $  3,642,847       $  3,903,847
Buildings and improvements                      21,773,143         23,351,200

                                                25,415,990         27,255,047
Less accumulated depreciation                   (9,897,213)       (10,314,488)

                                                15,518,777         16,940,559

Cash restricted                                     68,667             90,890
Cash and cash equivalents                        1,030,818          1,468,010

                                                 1,099,485          1,558,900

Prepaid expenses, net of accumulated
  amortization of $382,506 in 1995 and
  $298,948 in 1994                                 500,885            334,120
Rent and other receivables                          58,830            101,889
Deferred rent receivable                           423,883            331,361

      Total Assets                            $ 17,601,860       $ 19,266,829



Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses       $    284,792       $    265,705
  Due to affiliates                                  9,411              8,078
  Security deposits payable                         75,804             96,480
  Distribution payable                             339,817            365,957
  Mortgage note payable                          4,116,991          4,169,996

      Total Liabilities                          4,826,815          4,906,216

Minority interest                                  (38,428)            26,853
Partners' Capital (Deficit):
  General Partners                                (120,938)          (103,830)
  Limited Partners                              12,934,411         14,437,590

      Total Partners' Capital                   12,813,473         14,333,760

      Total Liabilities and Partners'
      Capital                                 $ 17,601,860       $ 19,266,829





Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                        General          Limited
                                        Partners        Partners         Total

Balance at December 31, 1994          $ (103,830)   $ 14,437,590  $ 14,333,760
Net income                                28,612       2,134,436     2,163,048
Distributions                            (45,720)     (3,637,615)   (3,683,335)

Balance at September 30, 1995         $ (120,938)   $ 12,934,411  $ 12,813,473





Consolidated Statements of Operations

                                   Three months ended         Nine months ended
                                      September 30,              September 30,
Income                             1995          1994         1995         1994

Rent                          $ 743,573   $ 1,007,212  $ 2,651,717  $ 2,858,950
Other                           204,168       290,094      397,716      490,539
Interest                         11,927        12,359       59,514       31,755

   Total Income                 959,668     1,309,665    3,108,947    3,381,244

Expenses

Property operating              388,682       415,650    1,240,000    1,358,177
Depreciation and amortization   353,718       364,950    1,112,294    1,158,224
Interest                        108,390       110,189      326,561      331,822
General and administrative       35,427        32,533      107,591      102,601

   Total Expenses               886,217       923,322    2,786,446    2,950,824

Income before minority
interest                         73,451       386,343      322,501      430,420


Minority interest                   561        (4,327)       1,902        2,244

Income before gain on sale
of real estate                   74,012       382,016      324,403      432,664

Gain on sale of real estate           -             -    1,838,645            -

   Net Income                 $  74,012   $   382,016  $ 2,163,048  $   432,664

Net Income Allocated:

To the General Partners       $   1,325   $     7,640  $    28,612  $     8,653
To the Limited Partners          72,687       374,376    2,134,436      424,011

                              $  74,012   $   382,016  $ 2,163,048  $   432,664

Per limited partnership unit
        (51,234 outstanding)  $    1.42   $      7.31  $     41.66  $      8.28





Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995            1994

Net income                                        $  2,163,048     $   432,664
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                     1,112,294       1,158,224
   Gain on sale of real estate                      (1,838,645)              -
   Minority interest in loss of consolidated
       venture                                          (1,902)         (2,244)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
       Cash restricted                                  22,223          11,600
       Prepaid expenses                               (296,991)       (102,028)
       Rent and other receivables                       43,059        (102,703)
       Deferred rent receivable                       (123,580)        (15,514)
       Accounts payable and accrued expenses           (42,814)        123,013
       Due to affiliates                                 1,333          (8,476)
       Security deposits payable                       (20,676)         (2,474)

Net cash provided by operating activities            1,017,349       1,492,062

Cash Flows from Investing Activities:

   Proceeds from sale of real estate                 2,982,138               -
   Additions to real estate                           (610,820)       (522,579)

Net cash provided by (used for) investing
activities                                           2,371,318        (522,579)

Cash Flows from Financing Activities:

   Cash distributions                               (3,772,854)     (1,095,450)
   Principal payments on mortgage note payable         (53,005)        (47,743)

Net cash used for financing activities              (3,825,859)     (1,143,193)

Net decrease in cash and cash equivalents             (437,192)       (173,710)

Cash and cash equivalents at beginning of period     1,468,010       1,604,887

Cash and cash equivalents at end of period        $  1,030,818     $ 1,431,177

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest       $    326,561     $   331,822

Supplemental Disclosure of NonCash Investing
Activities:

   Write off of fully depreciated tenant
   improvements                                   $    310,659     $         -

   Tenant improvements funded through accounts
   payable                                        $     61,901     $         -





Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Sale of Diamond Springs Warehouse

Diamond Springs Warehouse was sold on March 1, 1995 for a gross sales price, plus non-refundable extension fees, totaling $3.195 million. Of the $3.195 million, $70,000 relates to escrowed deposits applied to extension fees as a result of the multiple extensions granted by the Partnership during sale negotiations. During the fourth quarter of 1994, $60,000 of such deposits was recognized as other income and the remaining $10,000 was recognized as other income in the first quarter of 1995. The gain on disposition of the property totaled $1,838,645.




Part I, Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,030,818 at September 30, 1995, compared with $1,468,010 at December 31, 1994. The decrease primarily reflects cash distributions, real estate additions and mortgage principal payments exceeding net cash provided by operating activities and proceeds from the sale of Diamond Springs Warehouse. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership had a restricted cash balance of $68,667 at September 30, 1995, which consists of funds reserved in escrow for property tax payments.

Diamond Springs Warehouse was sold on March 1, 1995 for a gross sales price, plus non-refundable extension fees, totaling $3,195,000. Of this amount, $70,000 relates to escrowed deposits applied to extension fees as a result of the multiple extensions granted by the Partnership during sale negotiations. During the first quarter of 1995, $10,000 of such deposits was recognized as other income. The gain on disposition of the property totaled $1,838,645. Land, buildings and improvements, net of accumulated depreciation, decreased by $1,421,782 from December 31, 1994 to September 30, 1995 primarily as a result of the Diamond Springs Warehouse sale.

Prepaid expenses totaled $500,885 at September 30, 1995 compared with $334,120 at December 31, 1994. The increase is primarily attributable to the capitalization of leasing commissions at the Stevens Creek and 889 Ridgelake properties. Rent and other receivables decreased from $101,889 at December 31, 1994 to $58,830 at September 30, 1995 largely due to the receipt of past due rents at Stevens Creek Office Building. As of September 30, 1995, the Partnership had deferred rent receivable of $423,883 compared with $331,361 at December 31, 1994. The increase was primarily due to the straight-lining of a rental contingency associated with a lease at 889 Ridgelake Office Building.

At Stevens Creek Office Building, one tenant occupying 3,268 square feet, terminated its lease and vacated the premises in October 1995. However, the General Partners subsequently executed a new lease for the entire space. At 959 Ridgeway Office Building, one tenant occupying 9,344 square feet or 32% of the property's leasable area has indicated that it may vacate its space upon expiration of its lease in January 1996. At 889 Ridgelake Office Building the General Partners executed two new leases totaling 12,063 square feet. However, one tenant which leased 6,000 square feet vacated the premises upon the expiration of its lease in August 1995.

A cash distribution in the amount of $6.50 per Unit will be paid to the Limited Partners on or about November 15, 1995. The distribution level was increased from the previous level of $5.25 per Unit due to stable occupancy levels at the properties. The distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1995 third quarter operations, anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be reviewed quarterly by the General Partners.


Results of Operations

The Partnership's operations resulted in net income of $74,012 and $2,163,048 for the three and nine months ended September 30, 1995, respectively, compared with net income of $382,016 and $432,664, respectively, a year earlier. The decrease for the three-month period is largely due to lower rental income primarily resulting from the sale of Diamond Springs Warehouse. The increase for the nine-month period is primarily attributable to the $1,838,645 gain recognized on the March 1, 1995 sale of Diamond Springs Warehouse.

Rental income totaled $743,573 and $2,651,717 for the three and nine months ended September 30, 1995, respectively, compared with $1,007,212 and $2,858,950, respectively, a year earlier. The decreases are largely attributable to lower base rent resulting from the sale of Diamond Springs Warehouse. Other income totaled $204,168 and $397,716 for the three and nine months ended September 30, 1995, respectively, compared with $290,094 and $490,539, respectively, a year earlier. The decreases are primarily related to the receipt of a non-refundable deposit and a one-time real estate tax recovery, both associated with the sale of Diamond Springs Office Building.

Property operating expenses totaled $388,682 and $1,240,000 for the three and nine months ended September 30, 1995, respectively, compared with $415,650 and $1,358,177 for the comparable 1994 periods. The decrease is primarily due to the acceleration of leasing commissions in connection with the sale of Diamond Springs Warehouse, lower real estate taxes at 889 Ridgelake Office Building and lower utility costs at Swenson Business Park and 889 Ridgelake Office Building.

As of September 30, 1995, lease levels at each of the Properties were as follows: Swenson Business Park-Building A - 100%; 959 Ridgeway Office Building
- 100%;  Stevens Creek Office Building - 100% and 889 Ridgelake Office Building
- 98%.




PART II	OTHER INFORMATION


Items 1-4	Not Applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton". Consequently, effective August 3, 1995, the name of the Partnership was changed to Qualified Properties 80, L.P. to delete any reference to "Hutton".

Item 6          Exhibits and Reports on Form 8-K.

                (a)  Exhibits

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					QUALIFIED PROPERTIES 80, L.P.

			           	BY: 	QP80 REAL ESTATE SERVICES, INC.
		                  		General Partner



Date:  November 13, 1995
                                        BY:     /s/Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President




Date:   November 13, 1995
					BY:	/s/William Caulfield
					Name: 	William Caulfield
					Title:	Vice President and Chief
                                                Financial Office