Form 10-K
period 1995-12-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1996-05-10
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1995
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-10222




                         QUALIFIED PROPERTIES 80, L.P.
                 (formerly Hutton/GSH Qualified Properties 80)
                  ___________________________________________
              Exact name of registrant as specified in its charter




Virginia                                                    13-3046808
State or other jurisdiction of incorporation
or organization                                           I.R.S. Employer
                                                         Identification No.


3 World Financial Center, 29th Floor
New York, New York  ATTN: Andre Anderson                      10285
Address of principal executive offices                       zip code


Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:



                     Units of Limited Partnership Interest
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated October 10, 1980 (included in Amendment No. 2 to Registration Statement, No. 2-67908, of Registrant filed October 10, 1980) are incorporated by reference into Part III.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.




                                     PART I
                                   ----------
Item 1. Business

(a)	General Development of Business

Qualified Properties 80, L.P. (the "Registrant" or the "Partnership") (formerly Hutton/GSH Qualified Properties 80) is a Virginia limited partnership formed on January 13, 1981, of which QP80 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services, Inc. (See Item 10 "Certain Matters Involving Affiliates of RE Services) and HS Advisors, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was originally formed to acquire, operate and hold for investment the following five commercial properties (the "Properties" or individually a "Property"): Diamond Springs Warehouse Facility ("Diamond Springs"), a warehouse located in Virginia Beach, Virginia; 959 Ridgeway Office Building, a two-story office building located in Memphis, Tennessee; 889 Ridgelake Office Building, a three-story office building located in Memphis, Tennessee; Swenson Business Park - Building A, a one-story research and development facility located in San Jose, Cal ifornia; and Stevens Creek Office Building, a class-A office property located in San Jose, California. The Partnership does not plan to invest in any additional property.

Diamond Springs was sold on March 1, 1995 for a gross sales price, including non-refundable extension fees, of $3,195,000 resulting in net proceeds to the Partnership of $2,978,654, excluding the extension fees in the amount of $70,000. Additional information regarding the sale is incorporated by reference to Note 9 "Sale of Diamond Springs Warehouse" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under
Item 14.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(b)	Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

The Partnership's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2)  Distributions of Net Cash From Operations attributable to rental income;
    and

3)  Preservation and protection of capital.

Distributions of Net Cash From Operations will be the Partnership's objective during its operational phase, while the preservation and appreciation of capital will be the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including successful management of the operations of the Properties. Future economic conditions in the United States as a whole and, in particular, in Memphis, Tennessee and San Jose, California, where the remaining Properties are located, will also be important factors, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its Properties taking into consideration such factors as market conditions for these types of properties, leasing commissions, property cash flow, if any, to be realized, and the possible risks of continued ownership. No Property will be sold, financed or refinanced by the Partnership without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Partners, so that the Partnership will, in effect, be self-liquidating. As part payment for Properties sold, the Partnership may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.


Additional information is incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(d)	Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(e)	Employees

The Partnership has no employees.


Item 2. Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" and Note 4 "Real Estate Investments" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 3. Legal Proceedings

Neither the Partnership nor any of the Properties is subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.





                                    PART II
                                  -----------

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information An established public market for Interests does not exist and is not likely to develop.

(b) Holders As of December 31, 1995, the number of holders of Units was 1,981.

(c) Distributions Cash distributions paid to the Limited Partners for the two years ended December 31, 1995 incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to the Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 6. Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to the Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,062,602 at December 31, 1995, compared with $1,468,010 at December 31, 1994. The decrease primarily reflects cash distributions, tenant and building improvement costs and debt service payments in excess of cash flow from operations and proceeds from the sale of Diamond Springs. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. In addition, the Partnership had a restricted cash balance of $115,521 at December 31, 1995, which is made up of security deposits and funds reserved for property tax payments.

Diamond Springs was sold on March 1, 1995 for a gross sales price, plus non-refundable extension fees, totaling $3.195 million. Of the $3.195 million, $70,000 relates to escrowed deposits applied to extension fees earned as a result of the multiple extensions granted by the Partnership during sale negotiations. During the fourth quarter of 1994, $60,000 of the extension fees was recognized as other income and the remaining $10,000 was recognized as other income in the first quarter of 1995. The gain on disposition of the property totaled $1,870,743. Land, buildings and improvements, net of accumulated depreciation, decreased to $15,237,261 at December 31, 1995, from $16,940,559 at December 31, 1994 primarily as a result of the Diamond Springs sale.

Prepaid expenses totaled $456,924 at December 31, 1995 compared with $334,120 at December 31, 1994. The increase is primarily attributable to the capitalization of leasing commissions at Stevens Creek Office Building and 889 Ridgeway Office Building. Rent and other receivables decreased from $101,889 at December 31, 1994 to $31,458 at December 31, 1995 largely due to the receipt of past due rents at Stevens Creek Office Building. Deferred rent receivable totaled $423,953 at December 31, 1995, compared to $331,361 at December 31, 1994. The increase is primarily due to the straight-lining of a rental contingency associated with a lease at 889 Ridgelake Office Building.

Accounts payable and accrued expenses totaled $182,346 at December 31, 1995 compared with $265,705 at December 31, 1994. The decrease is largely due to lower real estate taxes accrued for the Memphis properties associated with their favorable re-assessment in 1995.

For the year ended December 31, 1995, the Partnership declared cash distributions to the Limited Partners totaling $77.50 per unit. Included in this total is a special distribution of $54.00 per Unit paid on April 12, 1995 representing proceeds from the sale of Diamond Springs, and the fourth quarter cash distribution of $6.50 per unit which was paid on February 9, 1996. In addition, on March 29, 1996 the Partnership paid a special cash distribution in the amount of $9.20 per Unit. The distribution was funded from the Partnership's cash reserves. The timing and amount of future distributions will depend on several factors, including the adequacy of rental income
generated by current leases and Partnership cash flow.   Additional information
pertaining to cash distributions is incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


Results of Operations

1995 versus 1994

The Partnership's operations resulted in net income of $2,291,800 for the year ended December 31, 1995, compared with a net income of $475,347 for the year ended December 31, 1994. The increase is primarily attributable to the $1,870,743 gain recognized on the sale of Diamond Springs.

Rental income totaled $3,488,485 for the year ended December 31, 1995, compared with $3,736,211 a year earlier. The decrease is primarily due to the sale of Diamond Springs, partially offset by higher rental income generated at 889 Ridgelake Office Building, Stevens Creek Office Building and Swenson Business Park - Building A. Interest income increased to $75,844 for the year ended December 31, 1995 compared to $52,955 for the year ended December 31, 1994, reflecting higher interest rates earned on the Partnership's higher average cash balances.

Property operating expenses totaled $1,651,942 for the year ended December 31, 1995, compared with $1,755,374 for the year ended December 31, 1994. The decrease is primarily attributable to the acceleration of leasing commissions in connection with the sale of Diamond Springs, lower repairs and maintenance expenses at Stevens Creek Office Building and lower utility costs at Swenson Business Park - Building A. Depreciation and amortization decreased to $1,432,461 for the year ended December 31, 1995 from $1,536,864 for the year ended December 31, 1994, largely reflecting the sale of Diamond Springs.

General and administrative expenses totaled $206,419 for the year ended December 31, 1995 compared with $137,539 for the year ended December 31, 1994. The increase is primarily attributable to the payment in 1995 of 1994 distributions to the coventurers of Stevens Creek Office Building in the amount of $63,379.

As of December 31, 1995, lease levels at each of the Properties were as follows: Swenson Business Park-Building A - 100%; 959 Ridgeway Office Building
- - 100%; Stevens Creek Office Building - 100% and 889 Ridgelake Office Building
- - 98%.


1994 Versus 1993

The Partnership's operations resulted in a net income of $475,347 for the year ended December 31, 1994, compared with a net loss of $54,587 for the year ended December 31, 1993. The change from net loss to net income is primarily attributable to an increase in rental and other income and lower property operating and general and administrative expenses.

Rental income and other income totaled $3,736,211 and $569,373, respectively, for the year ended December 31, 1994, compared with $3,496,686 and $347,534, respectively, a year earlier. Other income is comprised of tenant reimbursable income and a $60,000 deposit earned in relation to the terms of the sales contract of the Diamond Springs. The increases are attributable to higher average occupancy at four of the Partnership's properties. Interest income increased to $52,955 for the year ended December 31, 1994 compared to $50,098 for the year ended December 31, 1993, reflecting higher interest rates earned on the Partnership's cash balances.

Property operating expenses totaled $1,755,374 for the year ended December 31, 1994, compared with $1,822,501 for 1993. The decrease is primarily attributable to the timing of building improvements at the Partnership's properties and a reduction in building services' costs.

Bad debt expense totaled $13,507 for the year ended December 31, 1994 reflecting the write-off of a tenant's outstanding rent receivable balance at Diamond Springs. General and administrative expenses totaled $137,539 for the year ended December 31, 1994 compared with $160,037 for the year ended December 31, 1993. The decrease is primarily attributable to lower printing and postage costs.


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




                                    PART III
                                  ------------

Item 10. Directors and Executive Officers of the Registrant

The General Partners of the Partnership are QP80 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services, Inc., an affiliate of Lehman Brothers Inc. ("Lehman"), and HS Advisors, Ltd, an affiliate of Goodman Segar Hogan, Inc. See the section captioned "Certain Matters Involving Affiliates of RE Services" for a description of the sale of certain of Shearson Lehman Brothers, Inc. ("Shearson") domestic retail and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the Lehman General Partner's name. Brief descriptions of the business experience of the directors and officers of the General Partners are provided below. There is no family relationship among any of the persons currently serving as directors or officers of the General Partners.


QP80 Real Estate Services Inc.

Certain officers and directors of the general partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

        Name                            Office

	Kenneth L. Zakin		Director and President
        William Caulfield               Vice President and Chief Financial
                                        Officer
	Lawrence M. Ostow		Vice President


Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers Inc. and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 36, is a Vice President of Lehman Brothers Inc. and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Lawrence M. Ostow, 28, is a Vice President of Lehman Brothers Inc. and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.


HS Advisors II, Ltd.

HS Advisors II, Ltd. is a California limited partnership formed on May 20, 1980, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.


        Name                            Office
        Robert M. Stanton               Chairman
        Mark P. Mikuta                  President
        John L. Cote                    Vice President and Treasurer
        Julie R. Adie                   Vice President and Secretary



Robert M. Stanton, 57, is the retired Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute (ULI) and is a past Trustee and State Director of the International Council of Shopping Centers
(ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman of American Storage Properties. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors.

Mark P. Mikuta, 41, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources.
Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant
(CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

John L. Cote, 51, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). He heads that company's Asset Management Division, where he is responsible for the portfolio of the office, retail and industrial properties throughout the southeastern United States. Prior to joining GSHH, Mr. Cote was Vice President of Armada-Hoffler Holdings, Inc., a real estate developer and construction company located in Chesapeake, Virginia. He was employed by Armada-Hoffler from 1980 through 1993. He holds a B.S. Degree in Political Science from the University of Southern Mississippi.

Julie R. Adie, 41, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.


Certain Matters Involving Affiliates of QP80 Real Estate Services Inc.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services IV, Inc., a General Partner, changed its name to QP80 Real Estate Services Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Qualified Properties 80, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. The transaction did not affect the ownership of the general partners.


Item 11. Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Partnership. See Item 13 "Certain Relationships and Related Transactions" below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) 	Security Ownership of Beneficial Owners

As of December 31, 1995, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.
The owner, Liquidity Fund, owns a total of 3,746 units or 7.31% of the Units in ten separate accounts. Liquidity Fund's address is 1900 Powell Street, Suite 730, Emeryville, California 94608-1817.

(b) 	Security Ownership of Management

The General Partners own 200 Units (134 by RE Services and 66 by HS Advisors), as required by the terms of the offering described in the Prospectus of Partnership, dated October 10, 1980 (the "Prospectus") contained in Amendment No. 2 to Registration Statement No. 2-67908 of Partnership, filed October 10, 1980.

(c) 	Changes in Control

None.


Item 13. Certain Relationships and Related Transactions

(a)     Transactions with Management and Others.  Incorporated by reference to
        Note 7 "Transactions with the General Partners and Affiliates" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(b) Certain Business Relationships. There have been no business transactions between any of the Directors and the Partnership.

(c) Indebtedness of Management. No management person is indebted in any amount to the Partnership.





                                    PART IV
                                  -----------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

        Report of Independent Auditors                                  (1)

        Consolidated Balance Sheets - At December 31, 1995 and 1994     (1)

        Consolidated Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1995, 1994 and 1993            (1)

        Consolidated Statements of Operations - For the years ended
        December 31, 1995, 1994 and 1993                                (1)

        Consolidated Statements of Cash Flows - For the years ended
        December 31, 1995, 1994 and 1993                                (1)

        Notes to Consolidated Financial Statements                      (1)

   (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

(a)(2)	Financial Statement Schedules

        Schedule III - Real Estate and Accumulated Depreciation         F-1

        No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

(a)(3)  See Exhibit Index contained herein.

(b)	Reports on Form 8-K filed in the fourth quarter of 1995:

	None

(c)     See Exhibit Index contained herein.





                                 EXHIBIT INDEX
                               -----------------
Exhibit No.

   (4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated by reference to, Exhibit A to the Prospectus of Registrant dated October 10, 1980 (the "Prospectus"), contained in Amendment No. 2 to Registration Statement (the "1980 Registration Statement"), No. 2-67908, of Registrant filed October 10, 1980).

      (B) Subscription Agreement and Signature Page (included as, and incorporated by reference to, Exhibit B to the Prospectus).

      (C) First Amendment to Certificate and Agreement of Limited Partnership of the Registrant, dated February 23, 1981 (included as, and incorporated by reference to, Exhibit 4(C) to the Registrant's Annual Report on Form 10-K filed March 31, 1982 (the "1981 Annual Report")).

      (D) Third Amendment to Certificate and Agreement of Limited Partnership of the Registrant, dated January 28, 1982 (included as, and incorporated by reference to, Exhibit 4(D) to the 1981 Annual Report).

  (10)(A) Purchase Agreement relating to Diamond Springs Warehouse Facility, between Hutton Real Estate Services I, Inc. and CPI Associates VII, and the exhibits thereto (included as, and incorporated by reference to, Exhibit 12(C) to the 1980 Registration Statement).

      (B) Permanent loan commitment, as amended, relating to Stevens Creek Office Building, between Hutton Real Estate Services I, Inc. and CPI Associates VII, and the exhibits thereto (included as, and incorporated by reference to Exhibit 10 to the Registrant's Current Report (the "1982 Current Report") on Form 8-K filed May 17, 1982, and incorporated herein by reference).

      (C) Purchase Agreement relating to UMIC Office Building, between UMIC Securities Corporation and 959 Ridgeway Associates, Ltd., and the exhibits thereto (included as, and incorporated by reference to, Exhibit 10(C) to the 1982 Annual Report).

      (D) Purchase Agreement relating to the Ridgeway Office Building, between the Registrant and 889 Ridge Lake Boulevard Partnership, First Amendment to Purchase Agreement, and the exhibits thereto (included as, and incorporated by reference to, Exhibit 10 to the 1982 Current Report).

      (E) Funding Commitment relating to the Swenson Business Park - Building A, between the Registrant and Carl N. Swenson Company, Inc., and the exhibits thereto (included as, and incorporated by reference to, Exhibit 10(E) to the Annual Report).

     (13) Registrant's Annual Report to Unitholders for the year ended December 31, 1995.

     (23)  Consent of Independent Auditors

     (27)  Financial Data Schedule

     (28)  Portions of Prospectus of Registrant dated October 10, 1980
           (included as, and incorporated by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed March 30, 1988.)




                                   SIGNATURES
                                  ------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April 1, 1996
                                            QUALIFIED PROPERTIES 80, L.P.

                                            BY:     HS Advisors, Ltd.
                                                    General Partner

                                            BY:     Hogan Stanton, Inc.
                                                    General Partner





                                            BY:       /s/Robert M. Stanton
                                            Name:     Robert M. Stanton
                                            Title:    Chairman of the Board




                                            BY:     QP80 Real Estate Services,
                                                    Inc.
											                                         General Partner



                                            BY:       /s/Kenneth L. Zakin
                                            Name:     Kenneth L. Zakin
                                            Title:    Director and President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                             QP80 REAL ESTATE SERVICES INC.
                                             A General Partner




Date:  April 1, 1996
                                             BY:     /s/Kenneth L. Zakin
                                                     Kenneth L. Zakin
                                                     Director and President




Date: April 1, 1996
                                             BY:     /s/William Caulfield
                                                     William Caulfield
                                                     Vice President and
												Chief Financial Officer



Date:  April 1, 1996
                                             BY:     /s/Lawrence M. Ostow
                                                     Lawrence M. Ostow
                                                     Vice President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                              HS ADVISORS, LTD.
                                              A General Partner




Date:  April 1, 1996
                                              BY:  /s/Robert M. Stanton
                                                   Robert M. Stanton
                                                   Chairman of the Board of
												Hogan Stanton, Inc.,
												as general partner of
												HS Advisors, Ltd.





Date:  April 1, 1996
                                              BY:  /s/Mark P. Mikuta
                                                      Mark P. Mikuta
                                                      President of Hogan
                                                      Stanton, Inc., as
                                                      general partner of
                                                      HS Advisors, Ltd.





Date:  April 1, 1996
                                              BY:     /s/John L. Cote
                                                      John L. Cote
                                                      Vice President and
                                                      Treasurer of Hogan
                                                      Stanton, Inc., as
                                                      general partner of HS
                                                      Advisors, Ltd.







Date:  April 1, 1996
                                              BY:     /s/Julie R. Adie
                                                      Julie R. Adie
                                                      Vice President and
                                                      Secretary of Hogan
                                                      Stanton, Inc., as general
                                                      partner of HS Advisors,
                                                      Ltd.