Form 10-Q
period 1996-03-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1996-05-14
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

    or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
                       --------------------------------
              Exact Name of Registrant as Specified in its Charter


       Virginia                                         13-3046808
      ----------                                     ---------------
State or Other Jurisdiction of
Incorporation or Organization              I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson
- - ---------------------------------------                        10285
Address of Principal Executive Offices                        -------
                                                              Zip Code


                                 (212) 526-3237
                                ----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets
- - ----------------------------                     At March 31,  At December 31,
                                                        1996             1995
Assets
Real estate:
  Land                                          $  3,642,847     $  3,642,847
  Buildings and improvements                      21,067,828       21,780,615
                                                  24,710,675       25,423,462
  Less accumulated depreciation                   (9,685,457)     (10,186,201)
                                                  15,025,218       15,237,261

Cash and cash equivalents                            429,953        1,062,602
Cash restricted                                      106,161          115,521
                                                     536,114        1,178,123

Prepaid expenses, net of accumulated
   amortization of $203,851 in 1996 and
   $409,161 in 1995                                  416,412          456,924
Rent and other receivables                            44,637           31,458
Deferred rent receivable                             435,972          423,953
     Total Assets                               $ 16,458,353     $ 17,327,719

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $    138,393     $    182,346
  Prepaid rent                                        17,084                _
  Due to affiliates                                   16,610           10,938
  Security deposits payable                           68,288           68,288
  Distribution payable                               339,817          339,817
  Mortgage note payable                            4,079,298        4,098,403
     Total Liabilities                             4,659,490        4,699,792
Minority interest                                     23,554           25,519
Partners' Capital (Deficit):
  General Partners                                  (139,570)        (123,029)
  Limited Partners (51,234 units outstanding)     11,914,879       12,725,437
     Total Partners' Capital                      11,775,309       12,602,408
     Total Liabilities and Partners' Capital    $ 16,458,353     $ 17,327,719




Consolidated Statement of Partners' Capital (Deficit)
- - -----------------------------------------------------
For the three months ended March 31, 1996
                                            General       Limited
                                           Partners      Partners        Total
Balance at December 31, 1995             $ (123,029)  $12,725,437  $12,602,408
Net loss                                       (126)       (6,184)      (6,310)
Distributions                               (16,415)     (804,374)    (820,789)
Balance at March 31, 1996                $ (139,570)  $11,914,879  $11,775,309



Consolidated Statements of Operations
- - --------------------------------------
For the three months ended March 31,                        1996          1995
Income
Rental                                                 $ 845,037    $  924,463
Other                                                     72,017       129,442
Interest                                                  10,232        30,095
    Total income                                         927,286     1,084,000
Expenses
Property operating                                       441,410       429,508
Depreciation and amortization                            314,921       375,453
Interest                                                 107,417       109,313
General and administrative                                71,813        36,123
    Total expenses                                       935,561       950,397
Income (loss) before minority interest and
  gain on sale of real estate                             (8,275)      133,603

Minority interest in loss of consolidated venture          1,965         2,463
Income (loss) before gain on sale of real estate          (6,310)      136,066

Gain on sale of real estate                                    _     1,838,645
    Net Income (Loss)                                  $  (6,310)   $1,974,711
Net Income (Loss) Allocated:
To the General Partners                                $    (126)   $   21,107
To the Limited Partners                                   (6,184)    1,953,604
                                                       $  (6,310)   $1,974,711
Per limited partnership unit
(51,234 outstanding)                                       $(.12)       $38.13



Consolidated Statements of Cash Flows
- - --------------------------------------
For the three months ended March 31,                        1996          1995
Cash Flows From Operating Activities
Net income (loss)                                    $    (6,310)  $ 1,974,711
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                       314,921       375,453
     Gain on sale of real estate                               _    (1,838,645)
     Minority interest in loss of consolidated
       venture                                            (1,965)       (2,463)
     Increase (decrease) in cash arising from
     changes in operating assets and liabilities
        Cash restricted                                    9,360        46,557
        Prepaid expenses                                  14,361      (141,137)
        Rent and other receivables                       (13,179)       (3,843)
        Deferred rent receivable                         (12,019)     (118,133)
        Accounts payable and accrued expenses            (43,953)      108,653
        Prepaid rent                                      17,084        33,746
        Due to affiliates                                  5,672          (906)
        Security deposits payable                              _       (15,676)
Net cash provided by operating activities                283,972       418,317
Cash Flows From Investing Activities
Proceeds from sale of real estate                              _     2,938,516
Additions to real estate                                 (76,727)     (402,098)
Net cash provided by (used for) investing activities     (76,727)    2,536,418
Cash Flows From Financing Activities
Distributions paid to partners                          (820,789)     (429,336)
Principal payments on mortgage note payable              (19,105)      (17,209)
Net cash used for investing activities                  (839,894)     (446,545)
Net increase (decrease) in cash and cash equivalents    (632,649)    2,508,190
Cash and cash equivalents, beginning of period         1,062,602     1,468,010
Cash and cash equivalents, end of period             $   429,953   $ 3,976,200
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $   107,417   $   109,313
Supplemental Disclosure of Non Cash Investing
  Activities
Write-off of fully depreciated tenant improvements   $   789,514   $   310,659



Notes to the Consolidated Financial Statements
- - ----------------------------------------------
The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


Liquidity and Capital Resources
- - --------------------------------
The Partnership had cash and cash equivalents totaling $429,953 at March 31, 1996, compared with $1,062,602 at December 31, 1995. The decrease is primarily due to the payment of cash distributions, real estate additions and mortgage principal payments exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $106,161 at March 31, 1996, which consists of security deposits and funds reserved for property tax payments.

A tenant occupying 9,344 square feet or 32% of the 959 Ridgeway Office Building's leasable space vacated the premises upon expiration of its lease. A second tenant, leasing 3,143 square feet or approximately 9% of the property's leasable area pursuant to a lease which expired March 31, 1996, continues to occupy its space on a month-to- month basis. As a result, the property was 68% leased at the end of the first quarter. The General Partners are currently marketing the property's vacant space. The property's two other leases are scheduled to expire in December 1996. While the General Partners have contacted these two tenants regarding lease renewals, it is uncertain whether they will renew.

Prepaid expenses totaled $416,412 at March 31, 1996 compared with $456,924 at December 31, 1995. The decrease is primarily attributable to the amortization of prepaid insurance and leasing commissions. Accounts payable and accrued expenses totaled $138,393 at March 31, 1996 compared with $182,346 at December 31, 1995. The decrease is largely due to differences in the timing of invoice payments for the respective periods.

A cash distribution in the amount of $6.50 per Unit will be paid to the Limited Partners on or about May 15, 1996. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 first quarter operations, anticipated future cash needs and current cash position.

Results of Operations
- - ----------------------
The Partnership's operations resulted in a net loss of $6,310 for the three months ended March 31, 1996, compared with net income of $1,974,711 for the three months ended March 31, 1995. The change from net income to net loss is primarily attributable to the $1,838,645 gain recognized on the March 1, 1995 sale of Diamond Springs Warehouse.

Rental income totaled $845,037 for the three months ended March 31, 1996, compared with $924,463 a year earlier. The decrease is attributable to the sale of Diamond Springs on March 1, 1995 and lower occupancy at 959 Ridgeway Office Building. Other income totaled $72,017 for the three months ended March 31, 1996, compared with $129,442 for the comparable period in 1995. The decrease is primarily due to the receipt in 1995 of a non refundable deposit associated with the sale of Diamond Springs Warehouse and real estate tax recovery income at the Diamond Springs property.

Property operating expenses totaled $441,410 for the three months ended March 31, 1996, relatively unchanged from $429,508 from the comparable 1995 period. Depreciation and amortization declined from $375,453 for the three months ended March 31, 1995 to $314,921 for the three months ended March 31, 1996 primarily as a result of tenant improvements at 5300 Stevens Creek becoming fully depreciated as of October 1995. General and administrative expenses increased to $71,813 for the three months ended March 31, 1996, from $36,123 for the three months ended March 31, 1995 largely due to 1995 cash distributions paid in 1996 to the coventurers of 5300 Stevens Creek.

As of March 31, 1996, lease levels at each of the Properties were as follows:
Swenson Business Park-Building A - 100%; Stevens Creek Office Building - 100%; 959 Ridgeway Office Building 68%; and 889 Ridgelake Office Building - 98%.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                           (27) Financial Data Schedule

               (b)  Reports on Form 8-K

               On March 15, 1996, based upon, among other things, the advice of
                Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-today operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on March 21, 1996.



                                   SIGNATURES
                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 QUALIFIED PROPERTIES 80, L.P.

                            BY:  QP80 REAL ESTATE SERVICES, INC.
                                 General Partner



Date:     May 14, 1996           BY:  /s/ Kenneth L. Zakin
                                      Director and President




Date:     May 14, 1996           BY:  /s/ William Caulfield
                                      Vice President and
                                      Chief Financial Officer