Form 10-Q
period 1996-06-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1996-08-13
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

   or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia
        ----------                                        13-3046808
State or Other Jurisdiction of                         --------------
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
- --------------------------------------                           10285
Address of Principal Executive Offices                          -------
                                                                Zip Code


                                 (212) 526-3237
                               -----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____



Consolidated Balance Sheets
                                                 At June 30,    At December 31,
                                                       1996               1995
Assets
Real estate:
  Land                                         $  3,642,847      $   3,642,847
  Buildings and improvements                     21,077,542         21,780,615
                                                 24,720,389         25,423,462
  Less accumulated depreciation                  (9,968,692)       (10,186,201)
                                                 14,751,697         15,237,261

Cash and cash equivalents                           344,246          1,062,602
Cash restricted                                     153,015            115,521
                                                    497,261          1,178,123

Prepaid expenses, net of accumulated
 amortization of $229,124 in 1996 and
 $409,161 in 1995                                   480,729            456,924
Rent and other receivables                           38,152             31,458
Deferred rent receivable                            436,522            423,953
        Total Assets                           $ 16,204,361       $ 17,327,719
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $    154,270       $    182,346
  Prepaid rent                                       16,929                  -
  Due to affiliates                                   8,042             10,938
  Security deposits payable                          68,288             68,288
  Distribution payable                              339,817            339,817
  Mortgage note payable                           4,059,687          4,098,403
         Total Liabilities                        4,647,033          4,699,792
Minority interest                                    22,157             25,519
Partners' Capital (Deficit):
  General Partners                                 (127,769)          (123,029)
  Limited Partners (51,234 units outstanding)    11,662,940         12,725,437
         Total Partners' Capital                 11,535,171         12,602,408
         Total Liabilities and Partners'
          Capital                              $ 16,204,361       $ 17,327,719






Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                            General        Limited
                                           Partners       Partners        Total
Balance at December 31, 1995             $ (123,029)   $12,725,437  $12,602,408
Net income                                   18,471         74,898       93,369
Distributions                               (23,211)    (1,137,395)  (1,160,606)
Balance at June 30, 1996                 $ (127,769)   $11,662,940  $11,535,171






Consolidated Statements of Operations
                        Three months ended June 30,    Six months ended June 30,
                                1996          1995           1996          1995
Income
Rental                     $ 851,154    $  983,681     $1,696,191    $1,908,144
Other                         74,114        64,106        146,131       193,548
Interest                       2,874        17,492         13,106        47,587
     Total income            928,142     1,065,279      1,855,428     2,149,279
Expenses
Property operating           380,306       421,810        821,716       851,318
Depreciation and
 amortization                308,509       383,123        623,430       758,576
Interest                     106,911       108,858        214,328       218,171
General and administrative    34,134        36,041        105,947        72,164
     Total expenses          829,860       949,832      1,765,421     1,900,229
Income before minority
 interest and gain on sale
 of real estate               98,282       115,447         90,007       249,050

Minority interest in loss
 of consolidated venture       1,397        (1,122)         3,362         1,341
Income before gain on sale
 of real estate               99,679       114,325         93,369       250,391
Gain on sale of real estate        -             -              -     1,838,645
     Net Income            $  99,679    $  114,325     $   93,369   $ 2,089,036
Net Income Allocated:
To the General Partners    $  18,597    $    6,180     $   18,471   $    27,287
To the Limited Partners       81,082       108,145         74,898     2,061,749
                           $  99,679    $  114,325     $   93,369   $ 2,089,036
Per limited partnership
 unit (51,234 outstanding)     $1.58         $2.11          $1.46        $40.24





Consolidated Statements of Cash Flows
For the six months ended June 30,                            1996         1995

Cash Flows From Operating Activities
Net income                                            $    93,369  $ 2,089,036
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                          572,005       675,236
   Amortization                                           51,425        83,340
   Gain on sale of real estate                                 -    (1,838,645)
   Minority interest in loss
       of consolidated venture                            (3,362)       (1,341)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities
       Cash restricted                                   (37,494)       15,500
       Prepaid expenses                                  (75,230)     (269,089)
       Rent and other receivables                         (6,694)      (76,238)
       Deferred rent receivable                          (12,569)     (123,094)
       Accounts payable and accrued expenses             (28,076)      (86,895)
       Prepaid rent                                       16,929         5,000
       Due to affiliates                                  (2,896)        5,925
       Security deposits payable                               -       (20,676)
Net cash provided by operating activities                567,407       458,059
Cash Flows From Investing Activities
Proceeds from sale of real estate                              -     2,982,138
Additions to real estate                                 (86,441)     (520,100)
Net cash provided by (used for) investing activities     (86,441)    2,462,038
Cash Flows From Financing Activities
Distributions paid to partners                        (1,160,606)   (3,498,386)
Principal payments on mortgage note payable              (38,716)      (34,873)
Net cash used for financing activities                (1,199,322)   (3,533,259)
Net decrease in cash and cash equivalents               (718,356)     (613,162)
Cash and cash equivalents, beginning of period         1,062,602     1,468,010
Cash and cash equivalents, end of period             $   344,246   $   854,848
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $   214,328   $   218,171
Supplemental Disclosure of Non-Cash Investing
 Activities
Write-off of fully depreciated tenant improvements   $   789,514   $   310,659




Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $344,246 at June 30, 1996, compared with $1,062,602 at December 31, 1995. The decrease is primarily due to the payment of cash distributions, real estate additions and mortgage principal payments exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $153,015 at June 30, 1996, which consists of funds reserved for property tax payments.

At 959 Ridgeway Office Building, a tenant occupying 3,143 square feet or approximately 9% of the property's leasable area pursuant to a lease which expired March 31, 1996, executed a five-year lease renewal during the quarter. As a result, the property remained 68% leased at June 30, 1996. The property's two remaining leases, with a single tenant, are scheduled to expire in December 1996. While the tenant has indicated that it will likely vacate its space, the Partnership has not received formal notice from the tenant. The General Partners continue to market the property's currently vacant space and potentially available future space. However, it should be noted that this is a small property compared to the Partnership's other three properties, and as such, it is not anticipated that these expirations will materially affect the Partnership's revenues.

Accounts payable and accrued expenses totaled $154,270 at June 30, 1996 compared with $182,346 at December 31, 1995. The decrease is largely due to differences in the timing of invoice payments for the respective periods.

A cash distribution in the amount of $6.50 per Unit will be paid to the Limited Partners on or about August 15, 1996. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 second quarter operations, anticipated future cash needs and current cash position.

Results of Operations

The Partnership's operations resulted in net income of $99,679 and $93,369 for the three and six months ended June 30, 1996, respectively, compared with net income of $114,325 and $2,089,036 for the three and six months ended June 30, 1995, respectively. The decrease for the six-month period is primarily attributable to the $1,838,645 gain recognized on the March 1, 1995 sale of Diamond Springs Warehouse.

Rental income totaled $851,154 and $1,696,191 for the three and six months ended June 30, 1996, respectively, compared with $983,681 and $1,908,144 for the comparable periods a year earlier. The decrease for the three-month period is primarily attributable to lower occupancy at 959 Ridgeway Office Building, while the decrease for the six-month period is attributable to the sale of Diamond Springs on March 1, 1995 and the lower occupancy at 959 Ridgeway Office Building. Other income totaled $74,114 and $146,131 for the three and six months ended June 30, 1996, respectively, compared with $64,106 and $193,548 for the comparable periods in 1995. The decrease for the six-month period is primarily due to the receipt in 1995 of a nonrefundable deposit associated with the sale of Diamond Springs Warehouse and real estate tax recovery income at the Diamond Springs property.

Property operating expenses totaled $380,306 and $821,716 for the three and six months ended June 30, 1996 compared with $421,810 and $851,318 for the respective 1995 periods. The decrease is primarily attributable to lower real estate taxes paid at 889 Ridgelake Office Building and 959 Ridgeway Office Building. Depreciation and amortization declined from $383,123 and $758,576 for the three and six months ended June 30, 1995, respectively, to $308,509 and $623,430 for the three and six months ended June 30, 1996, respectively, primarily as a result of certain tenant improvements at 5300 Stevens Creek becoming fully depreciated as of October 1995. General and administrative expenses totaled $34,134 and $105,947 for the three and six months ended June 30, 1996, respectively, versus $36,041 and $72,164 for the three and six months ended June 30, 1995. The increase for the six- month period is largely due to the payment of 1995 cash distributions to the coventurers of 5300 Stevens Creek in 1996.

As of June 30, 1996, lease levels at each of the Properties were as follows:
Swenson Business Park-Building A - 100%; Stevens Creek Office Building - 100%; 959 Ridgeway Office Building 68%; and 889 Ridgelake Office Building - 98%.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   SIGNATURES
                                 -------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               QUALIFIED PROPERTIES 80, L.P.

                          BY:  QP80 REAL ESTATE SERVICES, INC.
                               General Partner




Date:   August 13, 1996        BY:  /s/ Kenneth L. Zakin
                                    Director and President




Date:   August 13, 1996        BY:  /s/William Caulfield
                                    Vice President and
                                    Chief Financial Officer