Form 10-Q
period 1996-09-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1996-11-14
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996

    or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
                       --------------------------------
              Exact Name of Registrant as Specified in its Charter



        Virginia
      -----------                                          13-3046808
State or Other Jurisdiction of                           --------------
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
------------------------------------                              10285
Address of Principal Executive Offices                           -------
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


Consolidated Balance Sheets                  At September 30,   At December 31,
                                                        1996              1995
Assets
Real estate:
  Land                                          $  3,642,847      $  3,642,847
  Buildings and improvements                      21,136,511        21,780,615
                                                  24,779,358        25,423,462
  Less accumulated depreciation                  (10,253,380)      (10,186,201)
                                                  14,525,978        15,237,261

Cash and cash equivalents                            417,584         1,062,602
Cash restricted                                      140,383           115,521
                                                     557,967         1,178,123

Prepaid expenses, net of accumulated
 amortization of $254,497 in 1996 and
 $409,161 in 1995                                    469,759           456,924
Rent and other receivables                            47,281            31,458
Deferred rent receivable                             435,177           423,953
        Total Assets                            $ 16,036,162      $ 17,327,719
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $    217,466      $    182,346
  Prepaid rent                                        17,006                 _
  Due to affiliates                                    5,327            10,938
  Security deposits payable                           68,288            68,288
  Distribution payable                               339,817           339,817
  Mortgage note payable                            4,039,557         4,098,403
         Total Liabilities                         4,687,461         4,699,792
Minority interest                                     22,605            25,519
Partners' Capital (Deficit):
  General Partners                                  (131,385)         (123,029)
  Limited Partners (51,234 units outstanding)     11,457,481        12,725,437
  Total Partners' Capital                         11,326,096        12,602,408
        Total Liabilities and Partners' Capital $ 16,036,162      $ 17,327,719






Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                          General         Limited
                                         Partners        Partners         Total
Balance at December 31, 1995            $(123,029)    $12,725,437   $12,602,408
Net income                                 21,651         202,460       224,111
Distributions                             (30,007)     (1,470,416)   (1,500,423)
Balance at September 30, 1996           $(131,385)    $11,457,481   $11,326,096





Consolidated Statements of Operations
                                    Three months ended        Nine months ended
                                       September 30,             September 30,
                                  1996         1995          1996          1995
Income
Rental                      $  856,346    $ 743,573    $2,552,537    $2,651,717
Other                          183,158      204,168       329,289       397,716
Interest                         3,066       11,927        16,172        59,514
        Total income         1,042,570      959,668     2,897,998     3,108,947
Expenses
Property operating             458,451      388,682     1,280,167     1,240,000
Depreciation and
 amortization                  310,061      353,718       933,491     1,112,294
Interest                       106,392      108,390       320,720       326,561
General and administrative      36,476       35,427       142,423       107,591
        Total expenses         911,380      886,217     2,676,801     2,786,446
Income before minority
 interest and gain on sale
 of real estate                131,190       73,451       221,197       322,501

Minority interest in loss of
  consolidated venture            (448)         561         2,914         1,902
Income before gain on sale
 of real estate                130,742       74,012       224,111       324,403
Gain on sale of real estate          -            -             -     1,838,645
        Net Income          $  130,742    $  74,012    $  224,111   $ 2,163,048
Net Income Allocated:
To the General Partners     $    3,180    $   1,325    $   21,651   $    28,612
To the Limited Partners        127,562       72,687       202,460     2,134,436
                            $  130,742    $  74,012    $  224,111   $ 2,163,048
Per limited partnership unit
(51,234 outstanding)             $2.49        $1.42         $3.95        $41.66




Consolidated Statements of Cash Flows
For the nine months ended September 30,                     1996          1995

Cash Flows From Operating Activities:
Net income                                           $   224,111   $ 2,163,048
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                          856,693       986,593
   Amortization                                           76,798       125,701
   Gain on sale of real estate                                 -    (1,838,645)
   Minority interest in loss
       of consolidated venture                            (2,914)       (1,902)
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
       Cash restricted                                   (24,862)       22,223
       Prepaid expenses                                  (89,633)     (296,991)
       Rent and other receivables                        (15,823)       43,059
       Deferred rent receivable                          (11,224)     (123,580)
       Accounts payable and accrued expenses              35,120       (42,814)
       Prepaid rent                                       17,006             -
       Due to affiliates                                  (5,611)        1,333
       Security deposits payable                               -       (20,676)
Net cash provided by operating activities              1,059,661     1,017,349
Cash Flows From Investing Activities:
Proceeds from sale of real estate                              -     2,982,138
Additions to real estate                                (145,410)     (610,820)
Net cash provided by (used for) investing activities    (145,410)    2,371,318
Cash Flows From Financing Activities:
Distributions paid to partners                        (1,500,423)   (3,772,854)
Principal payments on mortgage note payable              (58,846)      (53,005)
Net cash used for financing activities                (1,559,269)   (3,825,859)
Net decrease in cash and cash equivalents               (645,018)     (437,192)
Cash and cash equivalents, beginning of period         1,062,602     1,468,010
Cash and cash equivalents, end of period             $   417,584   $ 1,030,818
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $   320,720   $   326,561
Supplemental Disclosure of Non-Cash Investing
 Activities:
Write-off of fully depreciated tenant improvements   $   789,514   $   310,659
Tenant improvements funded through accounts payable  $         -   $    61,901




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995, and the
statement of   partners'  capital  (deficit) for  the  nine  months  ended
September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership had cash and cash equivalents totaling $417,584 at September 30, 1996, compared with $1,062,602 at December 31, 1995. The decrease is primarily due to the payment of cash distributions, real estate additions and mortgage principal payments exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $140,383 at September 30, 1996, which consists of funds reserved for property tax payments.

At 959 Ridgeway Office Building, two leases, with a single tenant, totaling 16,750 square feet or 57% of the property's leasable space, are scheduled to expire in December 1996. While the tenant has indicated that it will likely vacate its space, the Partnership has yet to receive formal notice from the tenant. The General Partners continue to market the property's currently vacant space and potentially available future space. However, as previously noted, this is a small property compared to the Partnership's other three properties, and as such, it is not anticipated that these expirations will materially affect the Partnership.

Accounts payable and accrued expenses totaled $217,466 at September 30, 1996 compared with $182,346 at December 31, 1995. The increase is largely due to differences in the timing of invoice payments for the respective periods.

A cash distribution in the amount of $6.50 per Unit will be paid to the Limited Partners on or about November 15, 1996. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 third quarter operations, anticipated future cash needs and current cash position. During 1997, one large lease is scheduled to expire at Stevens Creek Office Building and a tenant occupying one half of Swenson Business Park - Building A may exercise its early termination option. Should these tenants vacate, it may become necessary to reduce or temporarily suspend quarterly distributions so that the Partnership has sufficient cash to fund these re-leasing costs.

Results of Operations
---------------------
The Partnership's operations resulted in net income of $130,742 and $224,111 for the three and nine months ended September 30, 1996, respectively, compared with net income of $74,012 and $2,163,048 for the three and nine months ended September 30, 1995, respectively. The decrease for the nine-month period is primarily attributable to the $1,838,645 gain recognized on the March 1, 1995 sale of Diamond Springs Warehouse.

Rental income totaled $856,346 and $2,552,537 for the three and nine months ended September 30, 1996, respectively, compared with $743,573 and $2,651,717 for the comparable periods a year earlier. The increase for the three-month period is primarily attributable to a reclassification of tenant reimbursements for operating expenses from rental income to other income during the comparable period in 1995. The decrease for the nine-month period is attributable to the sale of Diamond Springs on March 1, 1995 and the lower occupancy at 959 Ridgeway Office Building. Other income totaled $183,158 and $329,289 for the three and nine months ended September 30, 1996, respectively, compared with $204,168 and $397,716 for the comparable periods in 1995. The decrease for the nine-month period is primarily due to the receipt in 1995 of a non-refundable deposit associated with the sale of Diamond Springs Warehouse and real estate tax recovery income at the Diamond Springs property. Interest income totaled $3,066 and $16,172 for the three and nine months ended September 30, 1996, respectively, compared with $11,927 and $59,514 for the comparable periods in 1995. The decreases are largely due to lower cash balances maintained in 1996 compared with 1995.

Property operating expenses totaled $458,451 and $1,280,167 for the three and nine months ended September 30, 1996 compared with $388,682 and $1,240,000 for the respective 1995 periods. The increases are primarily attributable to improvements completed in a tenant's space at 889 Ridgelake Office Building for which the Partnership will be reimbursed in a future period, and a refund to a tenant at Swenson Business Park - Building A for the overpayment of 1994 operating expenses. Depreciation and amortization declined from $353,718 and $1,112,294 for the three and nine months ended September 30, 1995, respectively, to $310,061 and $933,491 for the three and nine months ended September 30, 1996, respectively, primarily as a result of certain tenant improvements at 5300 Stevens Creek becoming fully depreciated as of October 1995.

General and administrative expenses totaled $36,476 and $142,423 for the three and nine months ended September 30, 1996, respectively, versus $35,427 and $107,591 for the three and nine months ended September 30, 1995. The increase for the nine-month period is largely due to the payment of 1995 cash distributions to the coventurers of 5300 Stevens Creek in 1996.

As of September 30, 1996, lease levels at each of the Properties were as follows: Swenson Business Park-Building A - 100%, Stevens Creek Office Building
- 100%,  959 Ridgeway Office Building - 68%, and 889 Ridgelake Office Building
- 100%.





Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.





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



                                      QUALIFIED PROPERTIES 80, L.P.
                                 BY:  QP80 REAL ESTATE SERVICES, INC.
                                      General Partner



Date:   November 13, 1996             BY:  /s/ Kenneth L. Zakin
                                           Director and President



Date:   November 13, 1996             BY:  /s/William Caulfield
                                           Vice President and
                                           Chief Financial Officer