Form 10-K
period 1996-12-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1997-03-26
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-10222

                         QUALIFIED PROPERTIES 80, L.P.
                 (formerly Hutton/GSH Qualified Properties 80)
                -----------------------------------------------
              Exact name of registrant as specified in its charter

        Virginia                                        13-3046808
------------------------------                      ------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization


3 World Financial Center, 29th Floor
New York, New York  ATTN: Andre Anderson                    10285
----------------------------------------                   --------
Address of principal executive offices                     zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                     Units of Limited Partnership Interest
                     -------------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                          -----

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated October 10, 1980 (included in Amendment No. 2 to Registration Statement, No. 2-67908, of Registrant filed October 10, 1980) are incorporated by reference into Part III.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


                                PART I


Item 1. Business

(a)         General Development of Business

Qualified Properties 80, L.P. (the "Registrant" or the "Partnership") (formerly Hutton/GSH Qualified Properties 80, L.P.) is a Virginia limited partnership formed on January 13, 1981, of which QP80 Real Estate Services Inc. ("QP80 Services"), formerly Hutton Real Estate Services, Inc. (See Item 10 "Certain Matters Involving Affiliates of QP80 Services) and HS Advisors, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was originally formed to acquire, operate and hold for investment the following five commercial properties (the "Properties" or individually a "Property"):
Diamond Springs Warehouse Facility ("Diamond Springs"), a warehouse located in Virginia Beach, Virginia; 959 Ridgeway Office Building, a two-story office building located in Memphis, Tennessee; 889 Ridgelake Office Building, a three-story office building located in Memphis, Tennessee; Swenson Business Park - Building A, a one-story research and development facility located in San Jose, California; and Stevens Creek Office Building, a class-A office property located in San Jose, California. The Partnership does not plan to invest in any additional properties.

Diamond Springs was sold on March 1, 1995 for a gross sales price, including non-refundable extension fees, of $3,195,000 resulting in net proceeds to the Partnership of $2,978,654, excluding the extension fees in the amount of $70,000. Additional information regarding the sale is incorporated by reference to Note 4 "Real Estate Investments" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

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

(c)  Narrative Description of Business

The Partnership's principal investment objectives with respect to the Properties (in no particular order of priority) are:

-    Capital appreciation;

- Distributions of Net Cash From Operations attributable to rental income;

-    Preservation and protection of capital and;

- Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distributions of Net Cash From Operations will be the Partnership's objective during its operational phase, while the preservation and appreciation of capital will be the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including successful management of the operations of the Properties. Future economic conditions in the United States as a whole and, in particular, in Memphis, Tennessee and San Jose, California, where the remaining Properties are located, will also be important factors, especially with regard to the achievement of capital appreciation.

The Partnership expects to market Swenson Business Park - Building A and Stevens Creek Office Building for sale during 1997. No Property will be sold, financed or refinanced by the Partnership without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Partners, so that the Partnership will, in effect, be self-liquidating. As partial payment for Properties sold, the Partnership may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

Additional information is incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(d)  Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(e)  Employees

The Partnership has no employees.


Item 2. Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" and Note 4 "Real Estate Investments" and Note 6 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.


Item 3. Legal Proceedings

Neither the Partnership nor any of the Properties is subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information - An established public market for Interests does not exist and is not likely to develop.

(b)  Holders - As of December 31, 1996, the number of holders of Units was
     1,978.

(c) Distributions Cash distributions paid to the Limited Partners for the two years ended December 31, 1996 incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to the Unitholders for the year ended December 31, 1996 filed as an exhibit under
     Item 14.


Item 6. Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership had cash and cash equivalents totaling $383,531 at December 31, 1996 compared with $1,062,602 at December 31, 1995. The decrease primarily reflects cash distributions, real estate additions and mortgage principal payments exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. In addition, the Partnership had a restricted cash balance of $187,237 at December 31, 1996, which is made up of funds reserved for property tax payments.

Diamond Springs was sold on March 1, 1995 for a gross sales price, plus non-refundable extension fees, totaling $3,195,000 million. The gain on disposition of the property totaled $1,870,743.

Prepaid expenses totaled $500,469 at December 31, 1996 compared with $456,924 at December 31, 1995. The increase is primarily attributable to the capitalization of leasing commissions for Stevens Creek Office Building partially offset by the amortization of leasing commissions.

Accounts payable and accrued expenses totaled $265,809 at December 31, 1996 compared with $185,215 at December 31, 1995. The increase is largely due to an accrued leasing commission resulting from the renewal of a major lease at Stevens Creek Office Building during 1996.

For the year ended December 31, 1996, the Partnership declared cash distributions to the Limited Partners totaling $35.20 per unit, including the fourth quarter cash distribution of $6.50 per Unit which was paid on February 11, 1997. The timing and amount of future distributions will depend on several factors, including the adequacy of rental income generated by current leases and Partnership cash flow. Additional information pertaining to cash distributions is incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

In light of the stable high occupancy rates at Swenson Business Park - Building A and Stevens Creek Office Building, and improved conditions in San Jose, California where the two properties are located, the General Partners have recently engaged brokers to assist in marketing both properties for sale. As a result of the possible pending sales, the properties were reclassified on the consolidated balance sheet as of December 31, 1996 as "Real estate assets held for disposition." However, there can be no assurance that the General Partners will be successful in selling either property during 1997.

A discussion of leasing activity at all of the Partnership's properties is incorporated by reference to the sections entitled "Message to Investors" and "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course of day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
---------------------

1996 versus 1995
----------------
The Partnership's operations for the year ended December 31, 1996 resulted in net income of $259,629 compared with $2,291,800 for the year ended December 31, 1995. The decrease is primarily attributable to the $1,870,743 gain recognized in 1995 on the sale of Diamond Springs. Income before gain on sale of real estate for the year ended December 31, 1996 was $259,629 compared to $421,057 for the year ended December 31, 1995. The decrease is due primarily to lower interest and other income.

Rental income totaled $3,390,655 for the year ended December 31, 1996, compared with $3,488,485 a year earlier. The decrease is primarily due to lower occupancy at 959 Ridgeway Office Building and the sale of Diamond Springs. Other income totaled $403,298 for the year ended December 31, 1996, compared with $580,687 for the year ended December 31, 1995. The decrease is primarily attributable to lower tenant reimbursable income at all of the Properties and the sale of Diamond Springs Warehouse in 1995. Interest income decreased to $19,441 for the year ended December 31, 1996 compared to $75,844 for the year ended December 31, 1995, reflecting the Partnership's lower average cash balances.

Property operating expenses totaled $1,706,859 for the year ended December 31, 1996, relatively unchanged from $1,651,942 for the year ended December 31, 1995. Depreciation and amortization decreased to $1,240,363 for the year ended December 31, 1996 from $1,432,461 for the year ended December 31, 1995, largely due to tenant improvements totaling $757,990 at Stevens Creek Office Building becoming fully depreciated in 1995.

General and administrative expenses totaled $185,101 for the year ended December 31, 1996 compared with $206,419 for the year ended December 31, 1995. The decrease is primarily attributable to the payment in 1996 of 1995 distributions to the coventurers of Stevens Creek Boulevard Joint Venture.

As of December 31, 1996, lease levels at each of the Properties were as follows: Swenson Business Park-Building A - 100%; 959 Ridgeway Office Building
- 11%; Stevens Creek Office Building - 100% and 889 Ridgelake Office Building - 100%.

1995 versus 1994
----------------
The Partnership's operations resulted in net income of $2,291,800 for the year ended December 31, 1995, compared with net income of $475,347 for the year ended December 31, 1994. The increase was primarily attributable to the $1,870,743 gain recognized on the sale of Diamond Springs.

Rental income totaled $3,488,485 for the year ended December 31, 1995, compared with $3,736,211 a year earlier. The decrease was primarily due to the sale of Diamond Springs, partially offset by higher rental income generated at 889 Ridgelake Office Building, Stevens Creek Office Building and Swenson Business Park - Building A. Interest income increased to $75,844 for the year ended December 31, 1995 compared to $52,955 for the year ended December 31, 1994, reflecting higher interest rates earned on the Partnership's higher average cash balances.

Property operating expenses totaled $1,651,942 for the year ended December 31, 1995, compared with $1,755,374 for the year ended December 31, 1994. The decrease was primarily attributable to the acceleration of leasing commissions in connection with the sale of Diamond Springs, lower repairs and maintenance expenses at Stevens Creek Office Building and lower utility costs at Swenson Business Park - Building A. Depreciation and amortization decreased to $1,432,461 for the year ended December 31, 1995 from $1,536,864 for the year ended December 31, 1994, largely reflecting the sale of Diamond Springs.

General and administrative expenses totaled $206,419 for the year ended December 31, 1995 compared with $137,539 for the year ended December 31, 1994. The increase was primarily attributable to the payment in 1995 of 1994 distributions to the coventurers of Stevens Creek Boulevard Joint Venture in the amount of $63,379.

As of December 31, 1995, lease levels at each of the Properties were as follows: Swenson Business Park-Building A - 100%; 959 Ridgeway Office Building
- 100%; Stevens Creek Office Building - 100% and 889 Ridgelake Office Building
- 98%.

Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


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

QP80 Real Estate Services Inc.
------------------------------
Certain officers and directors of the general partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

       Name                     Office
       ----------------         ---------------
       Kenneth L. Zakin         Director and President
       William Caulfield        Vice President and Chief Financial Officer
       Moshe Braver             Vice President

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 37, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/E.F. Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in E.F. Hutton's Partnership Administration Group. Before joining E.F. Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton Corp., he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

HS Advisors, Ltd.
-----------------
HS Advisors, Ltd. is a California limited partnership formed on May 20, 1980, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

      Name                    Office
      -------------           --------------
      Mark P. Mikuta          President
      Donald T. Herrick, Jr.  Vice President and Treasurer
      Julie R. Adie           Vice President and Secretary

Mark P. Mikuta, 42, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 53, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and an M.B.A. dministration from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 42, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from the University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates of QP80 Real Estate Services Inc.
----------------------------------------------------------------------
On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services, Inc., a General Partner, changed its name to QP80 Real Estate Services Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Qualified Properties 80, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. The transaction did not affect the ownership of the General Partners.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

As of December 31, 1996, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. The owner, Liquidity Fund, owns a total of 3,746 units or 7.31% of the Units in ten separate accounts. Liquidity Fund's address is 1900 Powell Street, Suite 730, Emeryville, California 94608-1817.

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

(c)  Changes in Control

None.


Item 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others.

Incorporated by reference to Note 7 "Transactions with Related Parties" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(b)  Certain Business Relationships.

There have been no business transactions between any of the Directors and the Partnership.

(c)  Indebtedness of Management.

No management person is indebted in any amount to the Partnership.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

Report of Independent Auditors                                     (1)

Consolidated Balance Sheets - At December 31, 1996 and 1995        (1)

Consolidated Statements of Partners' Capital (Deficit) - For
the years ended December 31, 1996, 1995 and 1994                   (1)

Consolidated Statements of Operations - For the years ended
December 31, 1996, 1995 and 1994                                   (1)

Consolidated Statements of Cash Flows - For the years ended
December 31, 1996, 1995 and 1994                                   (1)

Notes to the Consolidated Financial Statements                     (1)

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

(a)(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation            F-1

No other schedules are presented because the information is not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3) See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

     None

(c)  See Exhibit Index contained herein.

                                 EXHIBIT INDEX

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

(13) Registrant's Annual Report to Unitholders for the year ended December 31, 1996.

(23)    Consent of Independent Auditors.

(27)    Financial Data Schedule.

(28) Portions of Prospectus of Registrant dated October 10, 1980 (included as, and incorporated by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed March 30, 1988.)


            Schedule III - Real Estate and Accumulated Depreciation
                               December 31, 1996

                            Real estate assets held for disposition:
                     ----------------------------------------------------
Commercial
Property:
Consolidated         959         889        Swenson        Stevens
Ventures:          Ridgeway   Ridgelake   Business Park     Creek         Total
                  ----------- -----------  -------------  ------------    -----
Location          Memphis, TN Memphis, TN   San Jose, CA  San Jose, CA      na

Construction date    1977        1980         1983           1981           na
Acquisition date     (1)       02-01-82     04-06-84       06-01-87         na

Life on which
depreciation in
latest income
statement is
computed (2)       1-25 yrs     1-25 yrs     1-25 yrs      1-25 yrs         na

Encumbrances         $ -      $4,018,893       $ -          $ -      $4,018,893

Initial cost to
Partnership:
  Land              424,954      923,411     603,480      1,691,002   3,642,847
  Buildings and
  improvements    1,430,576    7,792,436    1,320,228     7,146,336  17,689,576

Costs capitalized
subsequent to acquisition:
  Land, buildings
  and improvements  603,828    1,767,351      542,430     2,327,879   5,241,488

Retirements (3)           -     (685,417)     (58,293)   (1,044,645) (1,788,355)

Gross amount at which
carried at close of period (4):
  Land             $424,954     $923,411     $603,480    $1,691,002  $3,642,847
  Buildings and
  improvements    2,034,404    8,874,370    1,804,365     8,429,570  21,142,709
                 $2,459,358   $9,797,781   $2,407,845   $10,120,572 $24,785,556

Accumulated
depreciation (5) $1,349,314   $4,992,147   $  910,399   $ 3,283,008 $10,534,868

(1) Joint Venture interest acquired March 11, 1981. Minority partner's interest acquired March 1, 1982. The Partnership is now sole owner of the property.
(2) Tenant improvements are depreciated on a straight-line basis over lives of the respective leases.
(3) Retirements are cumulative since acquisition.
(4) For Federal income tax purposes, the basis of land, buildings and improvements is $25,264,881.
(5) For Federal income tax purposes, the amount of accumulated depreciation is $17,527,213.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                        1996         1995         1994
Real estate investments:             ----------   ----------   ----------
Beginning of year                   $25,423,462  $27,255,047  $27,294,760
Additions                               151,608      680,193      607,547
Retirements                            (789,514)    (310,659)    (647,260)
Dispositions                                  -   (2,201,119)           -
End of year                         $24,785,556  $25,423,462  $27,255,047

Accumulated depreciation:
Beginning of year                   $10,186,201  $10,314,488  $ 9,555,114
Depreciation expense                  1,138,181    1,275,580    1,406,634
Retirements                            (789,514     (310,659)    (647,260)
Dispositions                                  -   (1,093,208)           -
End of year                         $10,534,868  $10,186,201  $10,314,488


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         QUALIFIED PROPERTIES 80, L.P.

Date:  March 24, 1997           BY:  HS Advisors, Ltd.
                                     General Partner

                                      BY:  Hogan Stanton Investments, Inc.
                                      General Partner






                                       BY:     /s/Mark P. Mikuta
                                       Name:   Mark P. Mikuta
                                       Title:  President






Date:   March 24, 1997          BY:  QP80 Real Estate Services Inc.
                                     General Partner







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


                         QP80 REAL ESTATE SERVICES INC.
                         A General Partner





Date:  March 24, 1997
                         BY:    /s/Kenneth L. Zakin
                              Kenneth L. Zakin
                              Director and President






Date:  March 24, 1997
                         BY:    /s/William Caulfield
                              William Caulfield
                              Vice President and
                              Chief Financial Officer





Date:  March 24, 1997
                         BY:    /s/Moshe Braver
                              Moshe Braver
                              Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                         HS ADVISORS, LTD.
                         A General Partner





Date:   March 24, 1997
                         BY:       /s/Mark P. Mikuta
                              Mark P. Mikuta
                              President of Hogan Stanton
                              Investment, Inc., as general
                              partner of HS Advisors, Ltd.




Date:   March 24, 1997
                         BY:       /s/Donald T. Herrick, Jr.
                              Donald T. Herrick, Jr.
                              Vice President and Treasurer of
                              Hogan Stanton Investment, Inc.,
                              as general partner of
                              HS Advisors, Ltd.




Date:   March 24, 1997
                         BY:       /s/Julie R. Adie
                              Julie R. Adie
                              Vice President and Secretary of
                              Hogan Stanton Investments, Inc.
                              as general partner of HS Advisors, Ltd.