Form 10-Q
period 1997-03-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1997-05-15
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


        Virginia                                        13-3046808
      ------------                                    --------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                           10285
-------------------------------------                          --------
Address of Principal Executive Offices                         Zip Code

                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No -----



Consolidated Balance Sheets               At March 31,      At December 31,
                                                  1997                 1996
Assets
Real estate, at cost:
Land                                       $ 1,348,365          $ 1,348,365
Buildings and improvements                  10,562,735           10,908,774
                                            11,911,100           12,257,139
Less accumulated depreciation               (6,127,485)          (6,341,461)
                                             5,783,615            5,915,678

Real estate assets held for disposition      8,335,010            8,335,010

Cash and cash equivalents                      389,013              383,531
Restricted cash                                 14,010              187,237
Prepaid expenses, net of accumulated
 amortization of $227,958 in 1997
 and $279,881 in 1996                          467,938              500,469
Rent and other receivables                       7,615                1,877
Deferred rent receivable                       429,479              435,608
  Total Assets                             $15,426,680          $15,759,410

Liabilities and Partners' Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses      $   152,971          $   265,809
Prepaid rent                                        --               15,212
Due to affiliates                                4,796                9,211
Security deposits payable                       68,288               68,288
Distribution payable                           209,118              339,817
Mortgage note payable                        3,997,683            4,018,893
  Total Liabilities                          4,432,856            4,717,230
Minority interest                               18,914               20,383

Partners' Capital (Deficit):
General Partners                              (136,399)            (134,356)
Limited Partners (51,234 units outstanding) 11,111,309           11,156,153
  Total Partners' Capital                   10,974,910           11,021,797
Total Liabilities and Partners' Capital    $15,426,680          $15,759,410





Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                      General           Limited
                                     Partners          Partners           Total
Balance at December 31, 1996        $(134,356)      $11,156,153     $11,021,797
Net income                              2,139           160,092         162,231
Distributions                          (4,182)         (204,936)       (209,118)
Balance at March 31, 1997           $(136,399)      $11,111,309     $10,974,910



Consolidated Statements of Operations
For the three months ended March 31,                      1997         1996
Income
Rental                                                $759,357      $845,037
Other                                                   85,083       72,017
Interest                                                 2,694       10,232
        Total income                                   847,134      927,286
Expenses
Property operating                                     379,902      441,410
Depreciation and amortization                          142,453      314,921
Interest                                               105,311      107,417
General and administrative                              58,706       71,813
        Total expenses                                 686,372      935,561
Income (loss) before minority interest                 160,762       (8,275)
Minority interest in loss of consolidated venture        1,469        1,965
       Net Income (Loss)                              $162,231      $(6,310)

Net Income (Loss) Allocated:
To the General Partners                               $  2,139      $  (126)
To the Limited Partners                                160,092       (6,184)
                                                      $162,231      $(6,310)
Per limited partnership unit
(51,234 outstanding)                                     $3.12        $(.12)



Consolidated Statements of Cash Flows
For the three months ended March 31,                      1997         1996
Cash Flows From Operating Activities:
Net income (loss)                                     $162,231      $(6,310)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Depreciation and amortization                         142,453      314,921
 Minority interest in loss of consolidated venture      (1,469)      (1,965)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Restricted cash                                      173,227        9,360
  Prepaid expenses                                      22,141       14,361
  Rent and other receivables                            (5,738)     (13,179)
  Deferred rent receivable                               6,129      (12,019)
  Accounts payable and accrued expenses               (112,838)     (45,094)
  Prepaid rent                                         (15,212)      17,084
  Due to affiliates                                     (4,415)       6,813
Net cash provided by operating activities              366,509      283,972
Cash Flows From Investing Activities:
Additions to real estate                                    --      (76,727)
Net cash used for investing activities                      --      (76,727)
Cash Flows From Financing Activities:
Distributions paid to partners                        (339,817)    (820,789)
Principal payments on mortgage note payable            (21,210)     (19,105)
Net cash used for investing activities                (361,027)    (839,894)
Net increase (decrease) in cash and cash equivalents     5,482     (632,649)
Cash and cash equivalents, beginning of period         383,531    1,062,602
Cash and cash equivalents, end of period              $389,013   $  429,953

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $105,311   $  107,417

Supplemental Disclosure of Non Cash Investing Activities:
Write-off of fully depreciated tenant improvements    $346,039   $  789,514



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $389,013 at March 31, 1997, compared with $383,531 at December 31, 1996. The increase is primarily due to net cash provided by operating activities exceeding cash distributions and mortgage principal payments. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $14,010 at March 31, 1997, compared with $187,237 at December 31, 1996. The decrease is largely due to a refund of $139,031 of excess cash which had been held in escrow for real estate taxes.

The General Partners have engaged real estate brokers to assist with the marketing of Swenson Business Park - Building A and Stevens Creek Office Building. The General Partners anticipate that the sale of these two properties will be completed in 1997. Accordingly, such properties have been reclassified on the Consolidated Balance Sheet as "Real estate assets held for disposition."

Accounts payable and accrued expenses totaled $152,971 at March 31, 1997 compared with $265,809 at December 31, 1996. The decrease is largely due to differences in the timing of invoice payments for the respective periods.

As previously reported, occupancy at 959 Ridgeway Office Building declined to 11% at December 31, 1996, where it remains as of March 31, 1997, as three of the property's four tenants vacated their spaces during 1996 as their leases expired. While this vacancy has not materially affected the Partnership's revenues, it has limited the amount of cash available for distribution since the General Partners must maintain adequate reserves to fund the eventual lease-up of this space. As a result, the Partnership's first quarter cash distribution, which will be paid on or about May 19, 1997, was reduced to $4.00 per Unit. Furthermore, the General Partners anticipate that it will be necessary to suspend distributions in the future to fund several major capital improvements at the properties. As the properties are sold, the proceeds will be distributed to the limited partners. To date, limited partners have received cash distributions totaling $501.80 per original $500 Unit, including $114 per Unit in return of capital payments.

Results of Operations

The Partnership's operations resulted in net income of $162,231 for the three months ended March 31, 1997, compared with a net loss of $6,310 for the three months ended March 31, 1996. The change from net loss to net income is primarily attributable to lower depreciation and amortization, partially offset by lower rental income.

Rental income totaled $759,357 for the three months ended March 31, 1997, compared with $845,037 a year earlier. The decrease is mainly attributable to lower occupancy at 959 Ridgeway Office Building and lower base rent received at Stevens Creek Office Building. Other income totaled $85,083 for the three months ended March 31, 1997, compared with $72,017 for the comparable period in 1996. The increase is primarily due to the receipt in 1997 of late fees paid by two tenants. Interest income totaled $2,694 for the three months ended March 31, 1997, compared to $10,232 a year earlier, reflecting the Partnership's lower average cash balances in 1997.

Property operating expenses totaled $379,902 for the three months ended March 31, 1997, compared to $441,410 for the comparable 1996 period. The decrease is largely due to lower administrative expenses at Swenson Business Park - Building A, and lower utility expenses at Stevens Creek Office Building. Depreciation and amortization declined from $314,921 for the three months ended March 31, 1996 to $142,453 for the three months ended March 31, 1997 primarily as a result of Swenson Business Park - Building A and Stevens Creek Office Building being held for disposition and, accordingly, are no longer being depreciated. General and administrative expenses for the three months ended March 31, 1997 were $58,706, compared to $71,813 for the same period in 1996. The decrease is primarily attributable to the payment in 1996 of 1995 distributions to the coventurers of Stevens Creek Boulevard Joint Venture. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of QP80 Real Estate Services Inc. in prior periods, were reimbursed to QP80 Real Estate Services Inc. and its affiliates.

As of March 31, 1997, lease levels at each of the Properties were as follows:
Swenson Business Park-Building A - 100%; Stevens Creek Office Building - 100%; 959 Ridgeway Office Building - 11%; and 889 Ridgelake Office Building - 100%.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         QUALIFIED PROPERTIES 80, L.P.

                    BY:  QP80 REAL ESTATE SERVICES, INC.
                         General Partner




Date: May 15, 1997       BY:  /s/ Kenneth L. Zakin
                              Director and President




Date: May 15, 1997       BY:  /s/ William Caulfield
                              Vice President and
                              Chief Financial Officer