Form 10-Q
period 1997-06-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1997-08-14
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
                    ---------------------------------------
              Exact Name of Registrant as Specified in its Charter


     Virginia                                             13-3046808
----------------------                               --------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                         10285
--------------------------------------                     ---------
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X    No
                                                 -------


Consolidated Balance Sheets                     At June 30,     At December 31,
                                                      1997                1996
Assets
Real estate at cost:
  Land                                         $ 1,348,365         $ 1,348,365
  Buildings and improvements                    10,562,735          10,908,774
                                                11,911,100          12,257,139
  Less accumulated depreciation                 (6,257,116)         (6,341,461)
                                                 5,653,984           5,915,678

Real estate assets held for disposition          8,335,010           8,335,010

Cash and cash equivalents                          245,191             383,531
Restricted cash                                     48,120             187,237
Prepaid expenses, net of
  accumulated amortization
  of $238,348 in 1997 and 1996                     456,674             500,469
Rent and other receivables                           8,030               1,877
Deferred rent receivable                           432,920             435,608
        Total Assets                           $15,179,929         $15,759,410
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses        $   152,465         $   265,809
  Prepaid rent                                          --              15,212
  Due to affiliates                                  5,193               9,211
  Security deposits payable                         68,288              68,288
  Distribution payable                                  --             339,817
  Mortgage note payable                          3,975,911           4,018,893
        Total Liabilities                        4,201,857           4,717,230
Minority interest                                   17,333              20,383
Partners' Capital (Deficit):
  General Partners                                (137,411)           (134,356)
  Limited Partners (51,234 units outstanding)   11,098,150          11,156,153
        Total Partners' Capital                 10,960,739          11,021,797
Total Liabilities and Partners' Capital        $15,179,929         $15,759,410






Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997     General        Limited
                                          Partners        Partners        Total
Balance at December 31, 1996             $(134,356)    $11,156,153  $11,021,797
Net income                                   1,127         146,933      148,060
Distributions                               (4,182)       (204,936)    (209,118)
Balance at June 30, 1997                 $(137,411)    $11,098,150  $10,960,739



Consolidated Statements of Operations
                                        Three months                Six months
                                       ended June 30,            ended June 30,
                                      1997       1996          1997        1996
Income
Rental                            $807,463   $851,154    $1,566,820  $1,696,191
Other                               87,830     74,114       172,913     146,131
Interest                             2,093      2,874         4,787      13,106
        Total Income               897,386    928,142     1,744,520   1,855,428

Expenses
Property operating                 608,413    380,306       988,315     821,716
Depreciation and amortization      140,021    308,509       282,474     623,430
Interest                           104,750    106,911       210,061     214,328
General and administrative          59,954     34,134       118,660     105,947
        Total Expenses             913,138    829,860     1,599,510   1,765,421
Income before minority interest    (15,752)    98,282       145,010      90,007
Minority interest in loss of
  consolidated venture               1,581      1,397         3,050       3,362
        Net Income (Loss)         $(14,171)   $99,679      $148,060     $93,369

Net Income (Loss) Allocated:
To the General Partners           $ (1,012)   $18,597      $  1,127     $18,471
To the Limited Partners            (13,159)    81,082       146,933      74,898
                                  $(14,171)   $99,679      $148,060     $93,369
Per limited partnership unit
(51,234 outstanding)                 $(.26)     $1.58         $2.87       $1.46


Consolidated Statements of Cash Flows
For the six months ended June 30,                           1997          1996
Cash Flows From Operating Activities
Net income                                              $148,060     $  93,369
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         282,474       623,430
   Minority interest in loss of consolidated venture      (3,050)       (3,362)
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
       Cash restricted                                   139,117       (37,494)
       Prepaid expenses                                   23,015       (75,230)
       Rent and other receivables                         (6,153)       (6,694)
       Deferred rent receivable                            2,688       (12,569)
       Accounts payable and accrued expenses            (113,344)      (28,579)
       Prepaid rent                                      (15,212)       16,929
       Due to affiliates                                  (4,018)       (2,393)
Net cash provided by operating activities                453,577       567,407
Cash Flows From Investing Activities
Additions to real estate                                      --       (86,441)
Net cash (used for) investing activities                      --       (86,441)
Cash Flows From Financing Activities
Distributions paid to partners                          (548,935)   (1,160,606)
Principal payments on mortgage note payable              (42,982)      (38,716)
Net cash used for financing activities                  (591,917)   (1,199,322)
Net decrease in cash and cash equivalents               (138,340)     (718,356)
Cash and cash equivalents, beginning of period           383,531     1,062,602
Cash and cash equivalents, end of period                $245,191      $344,246
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                $210,061      $214,328
Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated tenant improvements      $346,039      $789,514



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to
present a fair statement  of  financial position  as  of     June 30, 1997 and
the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital (deficit) for the six months ended June 30,
1997.   Results of operations for the period  are  not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The General Partners have engaged real estate brokers to assist with the sale of Swenson Business Park - Building A and Stevens Creek Office Building. Accordingly, such properties have been reclassified on the Consolidated Balance Sheets as "Real estate assets held for disposition." The General Partners anticipate that the sale of these two properties will be completed in 1997. However, there can be no assurance that the properties will be sold within this time frame or that any sale, if completed, will result in a particular price.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has engaged real estate brokers to assist with the sale of Swenson Business Park - Building A and Stevens Creek Office Building. Accordingly, such properties have been reclassified on the Consolidated Balance Sheet as "Real estate assets held for disposition." The Partnership executed a letter of intent to sell Swenson Business Park - Building A to a prospective purchaser and is currently negotiating a formal purchase and sale agreement. In addition, the Partnership has received several purchase offers for Stevens Creek Office Building which are currently being evaluated. The General Partners currently anticipate that both properties will be sold in 1997. However, there can be no assurance that the properties will be sold within this time frame, or that any sale, if completed, will result in a particular price. In light of the improving real estate market conditions, the General Partners have decided to market for sale 889 Ridgelake Office Building and 959 Ridgeway Office Building, and intend to retain the services of a real estate broker to assist with their marketing efforts.

The Partnership had cash and cash equivalents totaling $245,191 at June 30, 1997, compared with $383,531 at December 31, 1996. The decrease is primarily due to cash distributions, mortgage principal payments and capital expenditures exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $48,120 at June 30, 1997, compared with $187,237 at December 31, 1996. The decrease is largely due to a refund of $139,031 of excess cash which had been held in escrow for real estate taxes.

Accounts payable and accrued expenses totaled $152,465 at June 30, 1997, compared with $265,809 at December 31, 1996. The decrease is largely due to differences in the timing of invoice payments for the respective periods.

In order to fund several major capital improvement projects and maintain adequate cash reserves, cash distributions were suspended beginning with the second quarter distribution which would have been paid in August. This suspension should enable the Partnership to complete necessary capital improvements at the properties, and allow for sufficient cash reserves to fund leasing efforts at 959 Ridgeway Office Building. The General Partners will review the Partnership's operations and cash reserves on a quarterly basis to determine the timing and amount of future cash distributions.

As of June 30, 1997, lease levels at each of the Properties were as follows:
Swenson Business Park -Building A - 100%; Stevens Creek Office Building - 92%; 959 Ridgeway Office Building - 11%; and 889 Ridgelake Office Building - 100%.

Results of Operations

Partnership operations resulted in a net loss of $14,171 and net income of $148,060 for the three and six months ended June 30, 1997, respectively, compared with net income of $99,679 and $93,369 for the comparable periods in 1996. The change from net income to net loss for the three-month period is mainly due to higher property operating expenses and lower rental income. The higher net income for the six-month period is primarily attributable to lower depreciation and amortization expenses.

Rental income totaled $807,463 and $1,566,820 for the three and six months ended June 30, 1997, respectively, compared with $851,154 and $1,696,191 for the comparable periods a year earlier. The decreases are primarily attributable to lower occupancy at 959 Ridgeway Office Building. Other income totaled $87,830 and $172,913 for the three and six months ended June 30, 1997, respectively, compared with $74,114 and $146,131 for the comparable periods in 1996. The increases are primarily due to reimbursements received from a tenant at 889 Ridgelake Office Building.

Property operating expenses totaled $608,413 and $988,315 for the three and six months ended June 30, 1997 compared with $380,306 and $821,716 for the respective 1996 periods. The increases are primarily attributable to property repairs completed at Stevens Creek Office Building. Depreciation and amortization declined from $308,509 and $623,430 for the three and six months ended June 30, 1996, respectively, to $140,021 and $282,474 for the three and six months ended June 30, 1997, respectively, primarily as a result of the Swenson Business Park-Building A and 5300 Stevens Creek Office Building being reclassified as "Real estate assets held for disposition." In addition, certain tenant improvements at 959 Ridgeway Office Building and 889 Ridgelake Office Building became fully depreciated by the end of 1996.

General and administrative expenses for the three and six months ended June 30, 1997 were $59,954 and $118,660, compared to $34,134 and $105,947 for the respective periods in 1996. The increases for both periods are primarily attributable to certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of QP80 Real Estate Services Inc. in prior periods. The increase for the six-month period was largely offset by the payment in the first quarter of 1996 of 1995 distributions to the coventurers of Stevens Creek Boulevard Joint Venture.



Part II        Other Information


Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



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



                         QUALIFIED PROPERTIES 80, L.P.

                              BY:  QP80 REAL ESTATE SERVICES, INC.
                                   General Partner



Date:   August 13, 1997            BY:  /s/Mark J. Marcucci
                                        Director and President


Date:   August 13, 1997            BY:  /s/William Caulfield
                                        Vice President and
                                        Chief Financial Officer