Form 10-Q
period 1997-09-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1997-11-13
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

    or

                 Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from _____  to ______


                        Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
              Exact Name of Registrant as Specified in its Charter


        Virginia                              13-3046808
        ---------                             -----------
State or Other Jurisdiction of              I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,         10285
New York, NY    Attn: Andre Anderson
Address of Principal Executive Offices       Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____



Cosolidated Balance Sheets           At September 30,           At September 30,
                                                 1997                      1996
Assets
Real estate at cost:
  Land                                     $1,348,365                $1,348,365
  Buildings and improvements               10,562,735                10,908,774
                                           11,911,100                12,257,139
  Less accumulated depreciation            (6,386,745)               (6,341,461)
                                           ------------------------------------
                                            5,524,355                 5,915,678
Real estate assets held for disposition     8,335,010                 8,335,010
Cash and cash equivalents                     458,226                   383,531
Restricted cash                                19,772                   187,237
Prepaid expenses, net of accumulated amortization
of $249,362 in 1997 and $279,881 in 1996      511,921                   500,469
Rent and other receivables                      7,868                     1,877
Deferred rent receivable                      422,677                   435,608
    Total Assets                          $15,279,829               $15,759,410
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses       $222,890                  $265,809
 Prepaid rent                                       _                    15,212
 Due to affiliates                              2,500                     9,211
 Security deposits payable                     68,288                    68,288
 Distribution payable                               _                   339,817
 Mortgage note payable                      3,953,562                 4,018,893
   Total Liabilities                        4,247,240                 4,717,230
Minority interest                              15,619                    20,383
Partners' Capital (Deficit):
 General Partners                            (136,983)                 (134,356)
 Limited Partners
 (51,234 units outstanding)                11,153,953                11,156,153
   Total Partners' Capital                 11,016,970                11,021,797
   Total Liabilities and
   Partners' Capital                      $15,279,829                15,759,410


Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                            General        Limited
                                           Partners       Partners        Total
Balance at December 31, 1996              $(134,356)   $11,156,153  $11,021,797
Net income                                    1,555        202,736      204,291
Distributions                                (4,182)      (204,936)    (209,118)
Balance at September 30, 1997             $(136,983)   $11,153,953  $11,016,970

Consolidated Statements of Operations
                                 Three months ended           Nine months ended
                                    September 30,               September 30,
                                1997           1996          1997          1996
Income
Rental                      $798,121       $856,346    $2,364,941    $2,552,537
Other                         93,332        183,158       266,245       329,289
Interest                         877          3,066         5,664        16,172
   Total Income              892,330      1,042,570     2,636,850     2,897,998
Expenses
Property operating           541,871        458,451     1,530,186     1,280,167
Depreciation and
 amortization                140,644        310,061       423,118       933,491
Interest                     104,173        106,392       314,234       320,720
General and
 administrative               51,125         36,476       169,785       142,423
   Total Expenses            837,813        911,380     2,437,323     2,676,801
Income before minority
 interest                     54,517        131,190       199,527       221,197
Minority interest in loss of
 consolidated venture          1,714           (448)        4,764         2,914
   Net Income                $56,231       $130,742      $204,291      $224,111
Net Income Allocated:
To the General Partners       $  428        $ 3,180       $ 1,555       $21,651
To the Limited Partners       55,803        127,562       202,736       202,460
                             $56,231       $130,742      $204,291      $224,111
Per limited partnership unit
(51,234 outstanding)           $1.09          $2.49         $3.96         $3.95

Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1997          1996
Cash Flows From Operating Activities
Net income                                               $204,291      $224,111
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                            391,323       856,693
  Amortization                                             31,795        76,798
  Minority interest in loss of consolidated venture        (4,764)       (2,914)
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
  Cash restricted                                         167,465       (24,862)
  Prepaid expenses                                        (43,246)      (89,633)
  Rent and other receivables                               (5,991)      (15,823)
  Deferred rent receivable                                 12,931       (11,224)
  Accounts payable and accrued expenses                   (42,920)       35,120
  Prepaid rent                                            (15,212)       17,006
  Due to affiliates                                        (6,711)       (5,611)
Net cash provided by operating activities                 688,961     1,059,661
Cash Flows From Investing Activities
Additions to real estate                                        _      (145,410)
Net cash (used for) investing activities                        _      (145,410)
Cash Flows From Financing Activities
Distributions paid to partners                           (548,935)   (1,500,423)
Principal payments on mortgage note payable               (65,331)      (58,846)
Net cash used for financing activities                   (614,266)   (1,559,269)
Net increase in cash and cash equivalents                  74,695      (645,018)
Cash and cash equivalents, beginning of period            383,531     1,062,602
Cash and cash equivalents, end of period                 $458,226      $417,584
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                 $314,234      $320,720
Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated tenant improvements       $346,039      $789,514



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners'capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The General Partners have engaged real estate brokers to assist with the sale of Swenson Business Park - Building A and Stevens Creek Office Building. Accordingly, such properties have been reclassified on the Consolidated Balance Sheets as "Real estate assets held for disposition."

Subsequent Event
On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building A to an unaffiliated third party for total proceeds, before closing adjustments, of $3,010,000. The Partnership intends to distribute the net proceeds from the sale in the near future.

Part I, Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has engaged real estate brokers to assist with the sale of Swenson Business Park - Building A and Stevens Creek
Office Building. Accordingly, such properties have been reclassified on the Consolidated Balance Sheet as "Real estate assets held for disposition."

On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building A to an unaffiliated third party for total proceeds, before closing adjustments, of $3,010,000.
As a result of the sale, the General Partners intend to make a special cash distribution in the near future.

The Partnership has accepted one of the offers made for Stevens Creek Office Building and is currently negotiating the terms of a contract of sale with the prospective purchaser of the property. There can be no assurance that the negotiations will result in the execution of a contract of sale. In light of the improving real estate market conditions, the General Partners have decided to market for sale 889 Ridgelake Office Building and 959 Ridgeway Office Building, and intend to retain the services of a real estate broker to assist with their marketing efforts.

The Partnership had cash and cash equivalents totaling $458,226 at September 30, 1997, compared with $383,531 at December 31,1996. The increase is primarily due to net cash provided by operating activities exceeding cash distributions and mortgage principal payments. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $19,772 at September 30, 1997, compared with $187,237 at December 31, 1996. The decrease is largely due to a refund of $139,031 of excess cash which had been held in escrow for real estate taxes and payments for real estate taxes, partially offset by escrow fundings.

Accounts payable and accrued expenses totaled $222,890 at September 30, 1997, compared with $265,809 at December 31, 1996.
The decrease is largely due to the timing of payment of various invoices during 1997.

In October 1997, the General Partners executed a letter of intent for a new five-year lease for 15,300 square feet at 959 Ridgeway
Office Building. Once the lease is executed the property will be 63% leased.

As of September 30, 1997, lease levels at each of the Properties were as follows: Swenson Business Park -Building A - 100%;
Stevens Creek Office Building - 92%;  959 Ridgeway Office
Building - 11%; and 889 Ridgelake Office Building - 100%.

Results of Operations

Partnership operations resulted in net income of $56,231 and $204,291 for the three and nine months ended September 30, 1997, respectively, compared with net income of $130,742 and $224,111 for the comparable periods in 1996. The decline in net income is mainly due to lower rental income.

Rental income totaled $798,121 and $2,364,941 for the three and nine months ended September 30, 1997, respectively, compared with $856,346 and $2,552,537 for the comparable periods a year earlier. The decreases are primarily attributable to lower occupancy at 959 Ridgeway Office Building. Other income totaled $93,332 and $266,245 for the three and nine months ended September 30, 1997, respectively, compared with $183,158 and $329,289 for the comparable periods in 1996. The decreases are primarily due to reimbursements received in the 1996 periods for tenant improvements completed for a tenant at 889 Ridgelake Office Building. Interest income totaled $877 and $5,664 for the three and nine months ended September 30, 1997, respectively, compared with $3,066 and $16,172 for the comparable periods in 1996. The decreases are primarily attributable to lower average cash balances maintained in 1997.

Property operating expenses totaled $541,871 and $1,530,186 for the three and nine months ended September 30, 1997, compared with $458,451 and $1,280,167 for the respective 1996 periods.
The increases are primarily attributable to property repairs completed at Stevens Creek Office Building. Depreciation and amortization declined from $310,061 and $933,491 for the three and nine months ended
September 30, 1996, respectively, to $140,644 and $423,118 for the three and nine months ended September 30, 1997, respectively, primarily as a result of the Swenson Business Park-Building A and Stevens Creek Office Building being reclassified as "Real estate assets held for disposition." In addition, certain tenant improvements at 959 Ridgeway Office Building and 889 Ridgelake
Office Building became fully depreciated by the end of 1996.

General and administrative expenses for the three and nine months ended September 30, 1997 were $51,125 and $169,785, compared to $36,476 and $142,423 for the respective periods in 1996. The increases for both periods are primarily attributable to certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of QP80 Real Estate Services Inc. in prior periods.

Part II        Other Information


Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                       (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                         QUALIFIED PROPERTIES 80, L.P.

                     BY:    QP80 REAL ESTATE SERVICES, INC.
                            General Partner



Date:  November 13, 1997    BY:  /s/Jeffrey C.Carter
                                 Director and President


Date:  November 13, 1997    BY:  /s/Michael T. Marron
                                 Vice President and
                                 Chief Financial Officer