Form 10-K
period 1997-12-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1998-03-30
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1997
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      Commission file number: 0-10222

                       QUALIFIED PROPERTIES 80, L.P.
            (formerly Hutton/GSH Qualified Properties 80, L.P.)
           Exact name of registrant as specified in its charter

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


                                PART I



Item 1. Business

(a) General Development of Business

Qualified Properties 80, L.P. (the "Registrant" or the "Partnership") (formerly Hutton/GSH Qualified Properties 80, L.P.) is a Virginia limited partnership formed on January 13, 1981, of which QP80 Real Estate Services Inc. ("QP80 Services"), formerly Hutton Real Estate Services, Inc. (See
Item 10 "Certain Matters Involving Affiliates of QP80 Services) and HS Advisors, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was originally formed to acquire, operate and hold for investment the following five commercial properties (the "Properties" or individually a "Property"): Diamond Springs Warehouse Facility ("Diamond Springs"), a warehouse located in Virginia Beach, Virginia; 959 Ridgeway Office Building ("959 Ridgeway"), a two-story office building located in Memphis, Tennessee; 889 Ridgelake Office Building ("889 Ridgelake"), a three-story office building located in Memphis, Tennessee; Swenson Business Park - Building A ("Swenson A"), a one-story research and development facility located in San Jose, California; and Stevens Creek Office Building ("Stevens Creek"), a class-A office property located in San Jose, California. The Partnership does not plan to invest in any additional properties. Additional information regarding the historical development of business is incorporated by reference to Note 1 of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

As of February 28, 1998, three of the Properties had been sold. Diamond Springs was sold on March 1, 1995 for net proceeds of $3.0 million; Swenson A was sold on November 10, 1997 for net proceeds of $2.9 million; and Stevens Creek was sold on February 2, 1998 for net proceeds of $15.2 million. Additional information regarding these sales is incorporated by reference to Item 7 and Note 4 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14

The Partnership is in the process of selecting a real estate brokerage firm to assist in selling the Partnership's two remaining Properties, 889 Ridgelake and 959 Ridgeway.

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

(c) Narrative Description of Business

The Partnership's principal investment objectives with respect to the Properties (in no particular order of priority) are:

*    Capital appreciation.

*    Distributions of Net Cash From Operations attributable to rental income.

*    Preservation and protection of capital.

* Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distributions of Net Cash From Operations will be the Partnership's objective during its operational phase, while the preservation and appreciation of capital will be the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including successful management of the operations of the Properties. Future economic conditions in the United States as a whole and, in particular, in Memphis, Tennessee, where the remaining Properties are located, will also be important factors, especially with regard to the achievement of capital appreciation.

The Registrant expects to sell its remaining Properties during 1998, taking into consideration such factors as market conditions, leasing conditions, net sales proceeds to be realized, and the possible risks of continued ownership. No Property will be sold, financed or refinanced by the Partnership without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Partners, so that the Partnership will, in effect, be self-liquidating. As partial payment for Properties sold, the Partnership may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d) Competition

889 Ridgelake Office Building and 959 Ridgeway Office Building are subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Properties are located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the Memphis area, see the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(e) Employees

The Partnership has no employees.

Item 2. Properties

Description of Properties and material leases incorporated by reference to the section entitled "Message to Investors" and Note 4 and Note 6 of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

Item 3. Legal Proceedings

Neither the Partnership nor any of the Properties is subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                  PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information An established public market for Interests does not exist and is not likely to develop.

(b) Holders  As of December 31, 1997, the number of holders of Units was 1,899.

(c) Distributions Cash distributions paid to the Limited Partners for the two years ended December 31, 1997 are incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to the Unitholders for the year ended December 31, 1997 filed as an exhibit under
    Item 14.

Item 6. Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On November 10, 1997 the Swenson Property was sold for net proceeds of $2,909,697 and resulted in a gain on sale of $1,336,788, which is reflected in the Partnership's statement of operations for the year ending December 31, 1997. On February 2, 1998 a sale of the Stevens Creek Property was completed. The Stevens Creek Property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of approximately $7.9 million, which will be reflected in the Partnership's statement of operations for the three months ending March 31, 1998.

The Partnership is in the process of selecting a real estate brokerage firm to assist in marketing for sale the Partnership's two remaining Properties, 889 Ridgelake Office Building and 959 Ridgeway Office Building. While it is currently anticipated that the Properties will be sold and the Partnership liquidated in 1998, there can be no assurance that either Property will be sold within this time frame, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents totaling $1,023,370 at December 31, 1997, compared with $383,531 at December 31, 1996. The increase is primarily due to the sale of the Swenson Property in addition to net cash provided by operating activities exceeding cash distributions and mortgage principal payments. The Partnership also had a restricted cash balance of $50,567 at December 31, 1997, compared with $187,237 at December 31, 1996. The decrease is largely due to a refund of $139,031 of excess cash which had been held in escrow for real estate taxes, partially offset by escrow fundings.

Distribution payable totaled $0 at December 31, 1997, compared with $339,817 at December 31, 1996. The decrease reflects the suspension of quarterly cash distributions from operations in the second quarter of 1997. Further information regarding cash distributions is incorporated herein by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

Accounts payable and accrued expenses totaled $220,073 at December 31, 1997, compared with $265,809 at December 31, 1996. The decrease is largely due to the timing of payment of various invoices during 1997.

A discussion of material leases at the Partnership's two remaining properties is incorporated herein by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under
Item 14.

The Partnership paid cash distributions to the Limited Partners of $54.00 per Unit for the year ended December 31, 1997, which includes net proceeds from the sale of the Swenson Property in the amount of $50.00 per Unit. On or about April 3, 1998, the Partnership will pay a special cash distribution to Limited Partners from the net proceeds from the sale of Stevens Creek in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998. Further details regarding cash distributions are incorporated herein by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

Results of Operations

1997 versus 1996
The Partnership's operations for the year ended December 31, 1997 resulted in net income of $1,693,288 compared with $259,629 for the year ended December 31, 1996. The increase is primarily attributable to the $1,336,788 gain recognized in 1997 on the sale of the Swenson Property. Income before gain on sale of real estate was $356,500 for the year ended December 31, 1997. The increase is primarily due to a decrease in depreciation expense, which was partially offset by higher property operating and general and administrative expenses, and lower rental income.

Rental income totaled $3,144,174 for the year ended December 31, 1997, compared with $3,390,655 in 1996. The decrease is primarily due to lower occupancy at 959 Ridgeway Office Building and the sale of the Swenson Property. Other income totaled $339,357 for the year ended December 31, 1997, compared with $403,298 for the year ended December 31, 1996. The decrease is primarily attributable to lower tenant reimbursable income at 959 Ridgeway, in addition to reimbursements for capital improvements completed at 889 Ridgelake.

Property operating expenses totaled $1,915,443 for the year ended December 31, 1997, compared to $1,706,859 for the year ended December 31, 1996. The increase primarily reflects roof repairs, carpeting and other non-capitalizable improvements performed at the Stevens Creek Property in 1997. Depreciation and amortization decreased to $563,501 for the year ended December 31, 1997 from $1,240,363 a year earlier, largely due to the reclassification of the Swenson A and Stevens Creek Properties as "Real estate assets held for disposition." Additionally, certain tenant improvements at 959 Ridgeway and 889 Ridgelake became fully depreciated in 1997.

General and administrative expenses for the year ended December 31, 1997, totaled $253,729 compared with $185,101 for the 1996 period. During 1997, certain expenses incurred by QP80 Real Estate Services Inc. and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of QP80 Real Estate Services, Inc. in prior periods, were reimbursable to QP80 Real Estate Services, Inc. and its affiliates. Higher legal expenses resulting from the sale of the Swenson property also contributed to the increase. Further details regarding general and administrative expenses are incorporated herein by reference to Note 7 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

As of December 31, 1997, lease levels at each of the Properties were as follows: Stevens Creek Office Building - 92%; 959 Ridgeway Office Building
- 63%; and 889 Ridgelake Office Building - 100%.

Results of Operations

1996 versus 1995
The Partnership's operations for the year ended December 31, 1996 resulted in net income of $259,629 compared with $2,291,800 for the year ended December 31, 1995. The decrease is primarily attributable to the $1,870,743 gain recognized in 1995 on the sale of Diamond Springs. Income before gain on sale of real estate for the year ended December 31, 1996 was $259,629 compared to $421,057 for the year ended December 31, 1995. The decrease is due primarily to lower interest and other income.

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

Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

The General Partners of the Partnership are QP80 Real Estate Services Inc. ("QP80 Services"), formerly Hutton Real Estate Services, Inc., an affiliate of Lehman Brothers Inc. ("Lehman"), and HS Advisors, Ltd. an affiliate of Goodman Segar Hogan, Inc. See the section captioned "Certain Matters Involving Affiliates of QP80 Services" for a description of the sale of certain of Shearson Lehman Brothers, Inc. ("Shearson") domestic retail and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the Lehman General Partner's name. Brief descriptions of the business experience of the directors and officers of the General Partners are provided below. There is no family relationship among any of the persons currently serving as directors or officers of the General Partners.

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

            Name                     Office
            Rocco F. Andriola        Director
            Jeffrey C. Carter        Director and President
            Michael T. Marron        Vice President and Chief Financial Officer

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

HS Advisors, Ltd.

HS Advisors, Ltd. is a California limited partnership formed on May 20, 1980, the sole general partner of which is Hogan Stanton Investment, Inc.
("HS Inc."),a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

      Name                Office
      Mark P. Mikuta      President
      Jerry L. Moore      Executive Vice President
      Julie R. Adie       Vice President, Treasurer and Secretary

Mark P. Mikuta, 44, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner
(CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Jerry L. Moore, 48, is Chief Executive Officer of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). GSHH currently has over 325 employees and offices in Washington, D.C., Richmond, Norfolk, Newport News, Raleigh/Durham and Atlanta. Mr. Moore is responsible for management of existing operations of the company and is charged with building GSHH's presence in existing and new markets. Prior to GSHH, Mr. Moore was Senior Vice President of Dominion Land Management Co., the real estate development unit of Dominion Capital, Inc. Dominion Capital is a wholly owned subsidiary of Dominion Resources, Inc. Mr. Moore received a B.A. degree from Austin College in 1971. He is a member of the Urban Land Institute Small Scale Development Council; is on the Executive Committee of GVA North Alliance; and is on the Board of Directors of the Hampton Roads Economic Development Alliance.

Julie R. Adie, 43, is a Vice President, Secretary and Treasurer of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from the University of Virginia and an M.B.A. from Dartmouth College.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Beneficial Owners

As of December 31, 1997, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. The owner, First Trust Company, L.P., owns a total of 3,932 units or 7.67% of the Units in one account. First Trust's address is 1211 Sixth Avenue, 29th Floor, New York, New York 10036.

(b) Security Ownership of Management

The General Partners own 200 Units (134 by QP80 Services and 66 by HS Advisors), as required by the terms of the offering described in the Prospectus of Partnership, dated October 10, 1980 (the "Prospectus") contained in Amendment No. 2 to Registration Statement No. 2-67908 of Partnership, filed October 10, 1980.

(c)      Changes in Control

None.

Item 13. Certain Relationships and Related Transactions

(a)Transactions with Management and Others.
   Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by QP80 Services and its affiliates in servicing the Partnership to the extent permitted by the Partnership agreement. In prior years, affiliates of QP80 Services had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 7 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(b)Certain Business Relationships. There have been no business transactions between any of the Directors and the Partnership.

(c)Indebtedness of Management. No management person is indebted in any amount to the Partnership.



                               PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements:

         Report of Independent Auditors                                   (1)

         Consolidated Balance Sheets - At December 31, 1997 and 1996      (1)

         Consolidated Statements of Partners' Capital (Deficit) -
         For the years ended December 31, 1997, 1996 and 1995             (1)

         Consolidated Statements of Operations - For the years ended
         December 31, 1997, 1996 and 1995                                 (1)

         Consolidated Statements of Cash Flows - For the years ended
         December 31, 1997, 1996 and 1995                                 (1)

         Notes to the Consolidated Financial Statements                   (1)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

(a)(2)   Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation          F-1

         No other schedules are presented because the information is not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3)   See Exhibit Index contained herein.

(b)      Reports on Form 8-K filed in the fourth quarter of 1997:

         No reports on Form 8-K were filed during the three months ended December 31, 1997.

         On February 17, 1998, the Partnership filed a Form 8-K reporting the sale of the Stevens Creek Property.

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

   (13) Registrant's Annual Report to Unitholders for the year ended December 31, 1997.

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



                         QUALIFIED PROPERTIES 80, L.P.



Date: March 30, 1998       BY:  HS Advisors, Ltd.
                                General Partner

                           BY:  Hogan Stanton, Inc.
                                General Partner



                           BY:         /s/Mark P. Mikuta
                           Name:       Mark P. Mikuta
                           Title:      President



Date: March 30, 1998       BY:  QP80 Real Estate Services Inc.
                                General Partner



                           BY:       /s/Jeffrey C. Carter
                           Name:     Jeffrey C. Carter
                           Title:    Director and President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                         QP80 REAL ESTATE SERVICES INC.
                         A General Partner



Date: March 30, 1998
                         BY:    /s/Rocco F. Andriola
                                Rocco F. Andriola
                                Director



Date: March 30, 1998
                         BY:    /s/Jeffrey C. Carter
                                Jeffrey C. Carter
                                Director and President



Date: March 30, 1998
                         BY:    /s/Michael T. Marron
                                Michael T. Marron
                                Vice President and
                                Chief Financial Officer







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                         HS ADVISORS, LTD.
                         A General Partner



Date: March 30, 1998
                         BY:      /s/Mark P. Mikuta
                                  Mark P. Mikuta
                                  President of Hogan Stanton
                                  Investment, Inc., as general
                                  partner of HS Advisors, Ltd.



Date: March 30, 1998
                         BY:      /s/Jerry L. Moore
                                  Jerry L. Moore
                                  Executive Vice President
                                  Hogan Stanton Investment, Inc.,
                                  as general partner of
                                  HS Advisors, Ltd.



Date: March 30, 1998
                         BY:      /s/Julie R. Adie
                                  Julie R. Adie
                                  Vice President, Treasurer and Secretary of
                                  Hogan Stanton Investments, Inc.
                                  as general partner of HS Advisors, Ltd.