Form 10-Q
period 1998-03-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1998-05-15
CIK 317279

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1998

                                or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition period from ______  to ______

                 Commission File Number: 0-10222

                  QUALIFIED PROPERTIES 80, L.P.
      Exact Name of Registrant as Specified in its Charter

           Virginia                                13-3046808
State or Other Jurisdiction of
Incorporation or Organization            I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor,
New York, NY  Attn.: Andre Anderson                   10285
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




Consolidated Balance Sheets
                                                At March 31,   At December 31,
                                                       1998              1997
Assets
Real estate, at cost:
 Land                                          $  1,348,365      $  1,348,365
 Buildings and improvements                      10,562,735        10,562,735
                                                 11,911,100        11,911,100
 Less accumulated depreciation                   (6,646,005)       (6,516,375)
                                                  5,265,095         5,394,725
Real estate assets held for disposition                   _         7,359,706
Cash and cash equivalents                        16,436,857         1,023,370
Restricted cash                                      24,566            50,567
Prepaid expenses, net of accumulated
 amortization of $145,757 in 1998
 and $132,997 in 1997                               156,546           205,922
Rent and other receivables                           23,045               439
Deferred rent receivable                            104,737           113,664
  Total Assets                                 $ 22,010,846      $ 14,148,393
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses         $    314,158      $    220,073
 Due to affiliates                                    5,000             4,922
 Security deposits payable                                _            60,521
 Mortgage note payable                            3,907,073         3,930,621
  Total Liabilities                               4,226,231         4,216,137
Minority interest                                    10,604            13,865
Partners' Capital (Deficit):
 General Partners                                   (77,513)         (156,069)
 Limited Partners (51,234 units outstanding)     17,851,524        10,074,460
  Total Partners' Capital                        17,774,011         9,918,391
  Total Liabilities and Partners' Capital      $ 22,010,846      $ 14,148,393




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998
                                         General         Limited
                                        Partners        Partners         Total
Balance at December 31, 1997         $  (156,069)   $ 10,074,460  $  9,918,391
Net income                                78,556       7,777,064     7,855,620
Balance at March 31, 1998            $   (77,513)   $ 17,851,524  $ 17,774,011




Consolidated Statements of Operations
For the three months ended March 31,                      1998            1997
Income
Rental                                              $  477,683      $  759,357
Other                                                   21,671          85,083
Interest                                               143,663          02,694
  Total income                                         643,017         847,134
Expenses
Property operating                                     309,930         379,902
Depreciation and amortization                          142,390         142,453
Interest                                               102,974         105,311
General and administrative                              65,304          58,706
  Total expenses                                       620,598         686,372
Income before minority interest and
 gain on sale of real estate                            22,419         160,762
Minority interest                                        3,261           1,469
Income before gain on sale of real estate               25,680         162,231
Gain on sale of real estate                          7,829,940               _
  Net Income                                       $ 7,855,620      $  162,231
Net Income Allocated:
To the General Partners                            $    78,556      $    2,139
To the Limited Partners                              7,777,064         160,092
                                                   $ 7,855,620      $  162,231
Per limited partnership unit
(51,234 outstanding)                                   $151.79           $3.12



Consolidated Statements of Cash Flows
For the three months ended March 31,                      1998            1997
Cash Flows From Operating Activities:
Net income                                         $ 7,855,620      $  162,231
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
 Depreciation and amortization                         142,390         142,453
 Gain on sale of real estate                        (7,829,940)              _
 Minority interest                                      (3,261)         (1,469)
 Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
  Restricted cash                                       26,001         173,227
  Prepaid expenses                                           _          22,141
  Rent and other receivables                           (22,606)         (5,738)
  Deferred rent receivable                               8,927           6,129
  Accounts payable and accrued expenses                 97,317        (112,838)
  Prepaid rent                                               _         (15,212)
  Due to affiliates                                         78          (4,415)
  Security Deposit payable                             (60,521)              _
Net cash provided by operating activities              214,005         366,509
Cash Flows From Investing Activities:
Proceeds from sale of real estate                   15,223,030               _
Net cash provided by investing activities           15,223,030               _
Cash Flows From Financing Activities:
Distributions paid to partners                               _        (339,817)
Principal payments on mortgage note payable            (23,548)        (21,210)
Net cash used for investing activities                 (23,548)       (361,027)
Net increase (decrease) in cash and
 cash equivalents                                   15,413,487           5,482
Cash and cash equivalents, beginning of period       1,023,370         383,531
Cash and cash equivalents, end of period          $ 16,436,857     $   389,013

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $    102,974     $   105,311

Supplemental Disclosure of Non Cash Investing Activities:
Write-off of fully depreciated tenant improvements $         _      $  346,039

Supplemental Disclosure of Cash Flow Information:
Prepaid rent - net of $3,232 included in accounts payable was classified to net proceeds from sale of property.




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event occurred subsequent to fiscal year 1997, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On February 2, 1998, Qualified Properties 80, L.P. (the "Partnership") closed on the sale of Stevens Creek Office Building (the "Property"). The Property was sold for net proceeds of $15,223,030 to an entity controlled by Invesco Realty Advisors, Inc. (the "Buyer"), a Delaware Corporation unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $7.8 million, which is reflected in the Partnership's statement of operations for the three months ending March 31, 1998.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

On February 2, 1998 the sale of Stevens Creek Office Building was completed. The property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of approximately $7.8 million, which is reflected in the Partnership's statement of operations for the three months ending March 31, 1998.

The Partnership is in the process of selecting a real estate brokerage firm to assist in selling the Partnership's two remaining properties, 889 Ridgelake Office Building and 959 Ridgeway Office Building. While it is currently anticipated that the properties will be sold and the Partnership liquidated in 1998, there can be no assurance that either property will be sold within this time frame, or that the sales will result in a particular price.

The Partnership had cash and cash equivalents totaling $16,436,857 at March 31, 1998, compared to $1,023,370 at December
31, 1997. The increase is primarily due to net cash provided by operating activities and net proceeds from the sale of Stevens Creek Office Building exceeding mortgage principal payments.

The Partnership also had a restricted cash balance of $24,566 at March 31, 1998, compared to $50,567 at December 31, 1997. The Partnership had prepaid expenses of $156,546 at March 31, 1998 compared to $205,922 at December 31, 1997. The Partnership had security deposits payable of $0 at March 31, 1998, compared to $60,521 at December 31, 1997. The decreases in each of these accounts are largely due to the sale of Stevens Creek Office Building.

Rent and other receivables was $23,045 at March 31, 1998, compared to $439 at December 31, 1997. The increase primarily represents amounts due to the Partnership related to the sale of Stevens Creek Office Building. Accounts payable and accrued expenses totaled $314,158 at March 31, 1998, compared to $220,073 at December 31, 1997. The increase is largely due to rents prepaid for the month of February at Stevens Creek which are to be reimbursed to the buyer of the property.

On April 7, 1998, the Partnership paid a special cash distribution to Limited Partners from the net proceeds from the sale of Stevens Creek in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998.

Results of Operations

The Partnership's operations resulted in net income of $7,855,620 for the three months ended March 31, 1998, compared to $162,231 for the three months ended March 31, 1997. The increase is primarily attributable to the sale of Stevens Creek Office Building. Excluding the gain on sale of real estate, the Partnership's operations resulted in income before gain on sale of real estate of $25,680 for the three months ended March 31, 1998, compared to $162,231 for the comparable period a year ago. The decrease is mainly due to the sale of Swenson Business Park - Building A in November 1997 and Stevens Creek Office Building in February 1998.

Rental income totaled $477,683 for the three months ended
March 31, 1998, compared to $759,357 a year earlier. The decrease is mainly attributable to the sale of Swenson Business Park - Building A and Stevens Creek Office Building in November 1997 and February 1998, respectively. Other income totaled $21,671 for the three months ended March 31, 1998, compared to $85,083 for the comparable period in 1997. The 1997 amount reflects the receipt of late fees paid by two tenants at Stevens Creek Office Building in 1997. Interest income totaled $143,663 for the three months ended March 31, 1998, compared to $2,694 a year earlier, reflecting the Partnership's higher cash balances in 1998.

Property operating expenses totaled $309,930 for the three months ended March 31, 1998, compared to $379,902 for the comparable 1997 period. The decrease is largely due to the sale of Swenson Business Park - Building A and Stevens Creek Office Building. Depreciation and amortization was $142,390 for the three months ended March 31, 1998, largely unchanged from $142,453 for the three months ended March 31, 1997.

As of March 31, 1998, lease levels at each of the Properties were as follows: 959 Ridgeway Office Building - 63%; and 889
Ridgelake Office Building - 100%.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b)  Reports on Form 8-K -

                   On February 17, 1998, the Partnership filed a
                   Form 8-K reporting that the sale of Stevens Creek Office Building closed on February 2, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         QUALIFIED PROPERTIES 80, L.P.

                    BY:  QP80 REAL ESTATE SERVICES, INC.
                         General Partner


Date: May 14, 1998       BY:  /s/Jeffrey C. Carter
                              Director and President


Date: May 14, 1998       BY:  /s/ Michael T. Marron
                              Vice President and
                              Chief Financial Officer