Form 10-Q
period 1998-06-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1998-08-14
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X    Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934

              For the Quarterly Period Ended June 30, 1998

                                      or

              Transition Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934

              For the Transition period from ______  to ______


                      Commission File Number: 0-10222


                         QUALIFIED PROPERTIES 80, L.P.
              Exact Name of Registrant as Specified in its Charter


      Virginia                                     13-3046808
State or Other Jurisdiction of                    I.R.S. Employer
Incorporation or Organization                    Identification No.


3 World Financial Center, 29th Floor,
New York, NY Attn: Andre Anderson                     10285
Address of Principal Executive Offices               Zip Code

                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes    X    No ____



Consolidated Balance Sheets               At June 30,       At December 31,
                                                1998                  1997
Assets
Real estate at cost:
  Land                                    $      _           $   1,348,365
  Buildings and improvements                     _              10,562,735
                                                 _              11,911,100
  Less accumulated depreciation                  _              (6,516,375)
                                                 _               5,394,725

Real estate assets held for disposition    5,422,973             7,359,706

Cash and cash equivalents                  2,117,165             1,023,370
Restricted cash                               55,946                50,567
Prepaid expenses, net of
accumulated amortization
of $132,997 in 1997                           22,496               205,922
Rent and other receivables                    15,101                   439
Deferred rent receivable                         _                 113,664
        Total Assets                      $7,633,681         $  14,148,393
Liabilities and Partners' Capital(Deficit)
Liabilities:
  Accounts payable and accrued expenses   $  204,320         $     220,073
  Due to affiliates                            5,748                 4,922
  Security deposits payable                        _                60,521
  Mortgage note payable                    3,882,902             3,930,621
         Total Liabilities                 4,092,970             4,216,137
Minority interest                             13,808                13,865
Partners' Capital (Deficit):
  General Partners                          (992,468)             (156,069)
  Limited Partners
  (51,234 units outstanding)               4,519,371            10,074,460
        Total Partners' Capital            3,526,903             9,918,391
        Total Liabilities and
        Partners' Capital                 $7,633,681         $  14,148,393



Consolidated Statement of Partners' Capital (Deficit)

For the six months ended June 30, 1998     General        Limited
                                          Partners        Partners      Total

Balance at December 31, 1997             $(156,069)    $10,074,460  $9,918,391
Net income                                  79,192       7,840,062   7,919,254
Distributions                             (915,591)    (13,395,151)(14,310,742)
Balance at June 30, 1998                 $(992,468)    $ 4,519,371  $3,526,903



Consolidated Statements of Operations

                      Three months ended June 30,   Six months ended June 30,
                                  1998      1997         1998           1997
Income
Rental                       $ 527,967  $807,463   $1,005,650     $1,566,820
Other                           13,056    87,830       34,727        172,913
Interest                        40,650     2,093      184,313          4,787
        Total Income           581,673   897,386    1,224,690      1,744,520
Expenses
Property operating             193,964   608,413      503,894        988,315
Depreciation and amortization  143,182   140,021      285,572        282,474
Interest                       102,350   104,750      205,324        210,061
General and administrative      75,339    59,954      140,643        118,660
        Total Expenses         514,835   913,138    1,135,433      1,599,510
Income (loss) before minority
interest and gain on sale of
real estate                     66,838   (15,752)      89,257        145,010
Minority interest               (3,204)    1,581           57          3,050
Income before Gain on sale of
real estate                     63,634   (14,171)      89,314        148,060
Gain on sale of real estate          _         _    7,829,940              _
        Net Income (Loss)     $ 63,634  $(14,171)  $7,919,254     $  148,060
Net Income (Loss) Allocated:
To the General Partners       $    636  $ (1,012)     $79,192        $ 1,127
To the Limited Partners         62,998   (13,159)   7,840,062        146,933
                              $ 63,634  $(14,171)  $7,919,254     $  148,060
Per limited partnership unit
(51,234 outstanding)          $   1.23  $   (.26)  $   153.02     $     2.87




Consolidated Statements of Cash Flows

For the six months ended June 30,                     1998           1997
Cash Flows From Operating Activities

Net income                                      $7,919,254       $148,060
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                   285,572        282,474
   Gain on sale of real estate                  (7,829,940)             _
   Minority interest in loss of
   consolidated venture                                (57)        (3,050)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
       Cash restricted                              (5,379)       139,117
       Prepaid expenses                            (60,892)        23,015
       Rent and other receivables                  (14,662)        (6,153)
       Deferred rent receivable                      7,546          2,688
       Accounts payable and accrued expenses       (12,521)      (113,344)
       Prepaid rent                                      _        (15,212)
       Due to affiliates                               826         (4,018)
       Security deposit payable                    (60,521)             _
Net cash provided by operating activities          229,226        453,577
Cash Flows From Investing Activities
Proceeds from sale of real estate               15,223,030              _
Net cash provided by investing activities
                                                15,223,030              _
Cash Flows From Financing Activities
Distributions paid to partners                 (14,310,742)      (548,935)
Principal payments on mortgage note payable        (47,719)       (42,982)
Net cash used for financing activities         (14,358,461)      (591,917)
Net increase (decrease) in cash
and cash equivalents                             1,093,795       (138,340)
Cash and cash equivalents, beginning of period   1,023,370        383,531
Cash and cash equivalents, end of period        $2,117,165       $245,191

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest        $  205,324       $210,061

Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated
tenant improvements                             $        _       $346,039

Supplemental Disclosure of Cash Flow Information:
Prepaid rent - net of $3,232 included in accounts payable was classified to net proceeds from sale of property.

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the properties, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $5,135,464, $106,118, and $181,391, respectively, were reclassified to "Real estate assets held for disposition" in June of 1998.



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with Qualified Properties 80, L.P.'s (the "Partnership") annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997, and the statement of partners' capital (deficit) for the six months ended June
30, 1998.   Results of operations for the period are not  necessarily
indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On February 2, 1998, the Partnership closed on the sale of Stevens Creek Office Building (the "Property"). The Property was sold for net proceeds of $15,223,030 to an entity controlled by Invesco Realty Advisors, Inc. (the "Buyer"), a Delaware Corporation unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $7.8 million, which is reflected in the Partnership's statement of operations for the six months ended June 30, 1998.

The Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at June 30, 1998 to "Real estate assets held for disposition." Accordingly, the Partnership has suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



Part I, Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On February 2, 1998 the sale of Stevens Creek Office Building was completed. The property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of approximately $7.8 million, which is reflected in the Partnership's statement of operations for the six months ended June 30, 1998.

The Partnership has engaged real estate brokers to assist in selling the Partnership's two remaining properties, 889 Ridgelake Office Building and 959 Ridgeway Office Building. While it is currently anticipated that the properties will be sold and the Partnership liquidated in 1998, there can be no assurance that either property will be sold within this time frame, or that the sales will result in a particular price. In view of the anticipated sale of the properties in 1998, the Partnership's real estate has been recorded on the Partnership's June 30, 1998 balance sheet as "Real estate assets held for disposition."

The Partnership had cash and cash equivalents totaling $2,117,165 at June 30, 1998, compared to $1,023,370 at December 31, 1997. The increase is primarily due to the receipt of net proceeds from the sale of Stevens Creek Office Building, which, together with net cash flow from operating activities, exceeded cash distributions and mortgage principal payments for the six months ended June 30, 1998.

Rent and other receivables totaled $15,101 at June 30, 1998, compared to $439 at December 31, 1997. The increase primarily represents rent and escalation income due from tenants at 889 Ridgelake Office Building. Security deposits payable decreased from $60,521 at December 31, 1997 to $0 at June 30, 1998, as a result of the sale of Stevens Creek Office Building.

Prepaid expenses totaled $22,496 at June 30, 1998, compared to $205,922 at December 31, 1997. The decrease was primarily due to the sale of Stevens Creek Office Building and the reclassification of the Partnerships real estate to "Real estate assets held for disposition" as of June 30, 1998.

On April 7, 1998, the Partnership paid a special cash distribution to Limited Partners from the net proceeds from the sale of Stevens Creek Office Building in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998.

Results of Operations

The Partnership's operations resulted in net income of $63,634 and $7,919,254 for the three and six months ended June 30, 1998, compared with a net loss of $14,171 for the three months ended June 30, 1997, and net income of $148,060 for the six months ended June 30, 1997. Net income for the 1998 six-month period includes a gain on sale of real estate in the amount of $7,829,940, resulting from the sale of Stevens Creek Office Building. Excluding this gain, Partnership operations resulted in income before gain on sale of real estate of $89,314 for the six months ended June 30, 1998 compared with $148,060 for the corresponding period in 1997. The decrease is mainly due to a reduction in rental and other income and a decrease in total expenses, partially offset by an increase in interest income due to the sale of Swenson Business Park - Building A in November 1997 and Stevens Creek Office Building in February 1998. The change from net loss to net income for the three-month period is primarily attributable to decreases in property operating expenses, which more than offset reductions in rental and other income resulting from the sale of Swenson Business Park - Building A and Stevens Creek Office Building.

Primarily as a result of the sale of Swenson Business Park - Building A in November 1997 and Stevens Creek Office Building in February 1998, the following income and expense categories decreased in comparison to 1997: rental income, other income and property operating expenses. Interest income totaled $40,650 and $184,313 for the three and six months ended June 30, 1998, compared to $2,093 and $4,787 for the corresponding periods in 1997, reflecting the Partnership's higher cash balances in 1998 as a result of the sale of Swenson Business Park - Building A in November 1997 and Stevens Creek Office Building in February 1998. General and administrative expenses totaled $75,339 and $140,643 for the three and six months ended June 30, 1998, respectively, compared with $59,954 and $118,660 for the corresponding periods in 1997. The increase is primarily attributable to higher legal expenses associated with the sale of Stevens Creek Office Building.

As of June 30, 1998, lease levels at each of the Properties were as follows:
959 Ridgeway Office Building - 63%; and 889 Ridgelake Office Building - 98%.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         QUALIFIED PROPERTIES 80, L.P.

                            BY:  QP80 REAL ESTATE SERVICES, INC.
                            General Partner



Date: August 13, 1998       BY:   /s/ Michael T. Marron
                                  Michael T. Marron
                                  President and
                                  Chief Financial Officer