Form 10-Q
period 1998-09-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1998-11-13
CIK 317279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X           Quarterly Report Pursuant to Section 13 or 15(d)
   ---               of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____


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

                                  Yes X  No ____

Consolidated Balance Sheets
                                              At September 30,  At December 31,
                                                         1998             1997
                                              ---------------   --------------
Assets Real estate at cost:
  Land                                            $        --      $ 1,348,365
  Buildings and improvements                               --       10,562,735
                                                  -----------      -----------
                                                           --       11,911,100
  Less accumulated depreciation                            --       (6,516,375)
                                                  -----------      -----------
                                                           --        5,394,725

Real estate assets held for disposition             5,422,973        7,359,706

Cash and cash equivalents                           2,046,117        1,023,370
Restricted cash                                        94,245           50,567
Prepaid expenses, net of accumulated
  amortization of $132,997 in 1997                     23,523          205,922
Rent and other receivables                              4,675              439
Deferred rent receivable                                   --          113,664
                                                  -----------      -----------
      Total Assets                                $ 7,591,533      $14,148,393
                                                  ===========      ===========
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $   172,561      $   220,073
  Due to affiliates                                     6,446            4,922
  Security deposits payable                                --           60,521
  Mortgage note payable                             3,858,090        3,930,621
                                                  -----------      -----------
      Total Liabilities                             4,037,097        4,216,137
                                                  -----------      -----------
Minority interest                                      17,951           13,865
                                                  -----------      -----------
Partners' Capital (Deficit):
  General Partners                                   (992,372)        (156,069)
  Limited Partners (51,234 units outstanding)       4,528,857       10,074,460
                                                  -----------      -----------
      Total Partners' Capital                       3,536,485        9,918,391
                                                  -----------      -----------
      Total Liabilities and Partners' Capital     $ 7,591,533      $14,148,393
                                                  ===========      ===========


Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1998
                                       General         Limited
                                      Partners        Partners           Total
                                     ---------    ------------    ------------
Balance at December 31, 1997         $(156,069)   $ 10,074,460    $  9,918,391
Net income                              79,288       7,849,548       7,928,836
Distributions                         (915,591)    (13,395,151)    (14,310,742)
                                     ---------    ------------    ------------
Balance at September 30, 1998        $(992,372)   $  4,528,857    $  3,536,485
                                     =========    ============    ============

Consolidated Statements of Operations
                                  Three months ended         Nine months ended
                                        September 30,             September 30,
                                     1998       1997         1998         1997
                                 --------   --------   ----------   ----------
Income
Rental                           $422,293   $798,121   $1,427,943   $2,364,941
Other                               8,884     93,332       43,611      266,245
Interest                           26,320        877      210,633        5,664
                                 --------   --------   ----------   ----------
      Total Income                457,497    892,330    1,682,187    2,636,850
                                 --------   --------   ----------   ----------
Expenses
Property operating                237,533    541,871      741,427    1,530,186
Depreciation and amortization          --    140,644      285,572      423,118
Interest                          101,711    104,173      307,035      314,234
General and administrative        104,528     51,125      245,171      169,785
                                 --------   --------   ----------   ----------
      Total Expenses              443,772    837,813    1,579,205    2,437,323
                                 --------   --------   ----------   ----------
Income before minority
  interest and gain on sale
  of real estate                   13,725     54,517      102,982      199,527
Minority interest                  (4,143)     1,714       (4,086)       4,764
                                 --------   --------   ----------   ----------
Income before gain on sale
  of real estate                    9,582     56,231       98,896      204,291
Gain on sale of real estate            --         --    7,829,940           --
                                 --------   --------   ----------   ----------
      Net Income                 $  9,582   $ 56,231   $7,928,836   $  204,291
                                 ========   ========   ==========   ==========
Net Income Allocated:
To the General Partners          $     96   $    428   $   79,288   $    1,555
To the Limited Partners             9,486     55,803    7,849,548      202,736
                                 --------   --------   ----------   ----------
                                 $  9,582   $ 56,231   $7,928,836   $  204,291
                                 ========   ========   ==========   ==========
Per limited partnership unit
(51,234 outstanding)                $ .19     $ 1.09     $ 153.21       $ 3.96
                                    -----     ------     --------       ------

Consolidated Statements of Cash Flows
For the nine months ended September 30,
                                                             1998         1997
                                                     ------------    ---------
Cash Flows From Operating Activities
Net income                                           $  7,928,836    $ 204,291
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                           285,572      423,118
  Gain on sale of real estate                          (7,829,940)          --
  Minority interest in loss of consolidated venture         4,086       (4,764)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Cash restricted                                       (43,678)     167,465
    Prepaid expenses                                      (20,611)     (43,246)
    Rent and other receivables                             (4,236)      (5,991)
    Deferred rent receivable                                7,546       12,931
    Accounts payable and accrued expenses                 (44,280)     (42,920)
    Prepaid rent                                               --      (15,212)
    Due to affiliates                                       1,524       (6,711)
    Security deposit payable                              (60,521)          --
                                                     ------------    ---------
Net cash provided by operating activities                 224,298      688,961
                                                     ------------    ---------
Cash Flows From Investing Activities
Proceeds from sale of real estate                      15,223,030           --
Additions to real estate assets                           (41,308)          --
                                                     ------------    ---------
Net cash provided by investing activities              15,181,722           --
                                                     ------------    ---------
Cash Flows From Financing Activities
Distributions paid to partners                        (14,310,742)    (548,935)
Principal payments on mortgage note payable               (72,531)     (65,331)
                                                     ------------    ---------
Net cash used for financing activities                (14,383,273)    (614,266)
                                                     ------------    ---------
Net increase in cash and cash equivalents               1,022,747       74,695
Cash and cash equivalents, beginning of period          1,023,370      383,531
                                                     ------------    ---------
Cash and cash equivalents, end of period             $  2,046,117    $ 458,226
                                                     ============    =========
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $    307,035    $ 314,234
                                                     ------------    ---------
Prepaid rent - net of $3,232 included in accounts payable was classified to net proceeds from sale of property.

Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated tenant improvements   $         --    $ 346,039
                                                     ------------    ---------

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the properties, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $5,135,464, $106,118, and $181,391, respectively, were reclassified to "Real estate assets held for disposition" in 1998.

Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with Qualified Properties 80, L.P.'s (the "Partnership") annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On February 2, 1998, the Partnership closed on the sale of Stevens Creek Office Building (the "Property"). The Property was sold for net proceeds of $15,223,030 to an entity controlled by Invesco Realty Advisors, Inc. (the "Buyer"), a Delaware Corporation unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $7.8 million, which is reflected in the Partnership's statement of operations for the nine months ended September 30, 1998.

The Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at September 30, 1998 to "Real estate assets held for disposition." Accordingly, the Partnership has suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

On February 2, 1998 the sale of Stevens Creek Office Building was completed. The property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of approximately $7.8 million, which is reflected in the Partnership's statement of operations for the nine months ended September 30, 1998.

The Partnership has engaged real estate brokers to assist in selling the Partnership's two remaining properties, 889 Ridgelake Office Building and 959 Ridgeway Office Building. It is currently anticipated that the properties will be sold and the Partnership liquidated in 1999, however, there can be no assurance that either property will be sold within this time frame, or that the sales will result in a particular price. In view of the anticipated sale of the properties in 1999, the Partnership's real estate has been recorded on the Partnership's September 30, 1998 balance sheet as "Real estate assets held for disposition."

The Partnership had cash and cash equivalents totaling $2,046,117 at September 30, 1998, compared to $1,023,370 at December 31, 1997. The increase is primarily due to the receipt of net proceeds from the sale of Stevens Creek Office Building, which, together with net cash flow from operating activities, exceeded cash distributions and mortgage principal payments for the nine months ended September 30, 1998.

Rent and other receivables totaled $4,675 at September 30, 1998, compared to $439 at December 31, 1997. The increase primarily represents rent and escalation income due from tenants at 889 Ridgelake Office Building. Security deposits payable decreased from $60,521 at December 31, 1997 to $-0- at September 30, 1998, as a result of the sale of Stevens Creek Office Building.

Prepaid expenses totaled $23,523 at September 30, 1998, compared to $205,922 at December 31, 1997. The decrease was primarily due to the sale of Stevens Creek Office Building and the reclassification of the Partnership's real estate to "Real estate assets held for disposition" as of September 30, 1998.

On April 7, 1998, the Partnership paid a special cash distribution to Limited Partners from the net proceeds from the sale of Stevens Creek Office Building in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership's operations resulted in net income of $9,582 and $7,928,836, respectively, compared to net income of $56,321 and $204,291 for the corresponding periods in 1997. Net income for the 1998 nine-month period includes a gain on sale of real estate in the amount of $7,829,940, resulting from the sale of Stevens Creek Office Building. Excluding this gain, Partnership operations resulted in income before gain on sale of real estate of $98,896 for the nine months ended September 30, 1998 compared with $204,291 for the corresponding period in 1997. The decrease is mainly due to a reduction in rental and other income partially offset by an increase in interest income due to the sale of Swenson Business Park Building A in November, 1997 and Stevens Creek Office Building in February, 1998.

Primarily as a result of the sale of Swenson Business Park - Building A in November 1997 and Stevens Creek Office Building in February 1998, the following income and expense categories decreased in comparison to 1997: rental income, other income and property operating expenses. Interest income totaled $26,320 and $210,633, respectively, for the three and nine months ended September 30, 1998, compared to $877 and $5,664 for the corresponding periods in 1997, reflecting the Partnership's higher cash balances in 1998 as a result of the sale of Swenson Business Park - Building A in November 1997 and Stevens Creek Office Building in February 1998.

General and administrative expenses totaled $104,528 and $245,171 for the three and nine months ended September 30, 1998, respectively, compared with $51,125 and $169,785 for the corresponding periods in 1997. The increase is primarily attributable to higher legal expenses associated with the sale of Stevens Creek Office Building, and to a lesser extent, an increase in Partnership administrative expense.

As of September 30, 1998, lease levels at each of the Properties were as follows: 959 Ridgeway Office Building - 63%; and 889 Ridgelake Office Building - 100%.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K - No  reports on Form 8-K were filed  during the quarter ended September 30, 1998.

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



                              QUALIFIED PROPERTIES 80, L.P.

                         BY:  QP80 REAL ESTATE SERVICES, INC.
                              General Partner



Date:  November 13, 1998       BY:  /s/Michael T. Marron
                                    Michael T. Marron
                                    President and
                                    Chief Financial Officer