Form 10-K
period 1998-12-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1999-03-30
CIK 317279

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998
                                             -----------------
OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-10222
                                                 -------

                          QUALIFIED PROPERTIES 80, L.P.

               (formerly Hutton/GSH Qualified Properties 80, L.P.)
                -------------------------------------------------
              Exact name of registrant as specified in its charter


           Virginia                                              13-3046808
           --------                                              ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

3 World Financial Center, 29th Floor
New York, New York    Attn.: Andre Anderson                         10285
--------------------------------------------                        -----
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183

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

                              Yes   X     No
                                  -----      -----

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

                                     PART I

Item 1. Business

(a)  General Development of Business
     -------------------------------

Qualified Properties 80, L.P. (the "Registrant" or the "Partnership") (formerly Hutton/GSH Qualified Properties 80, L.P.) is a Virginia limited partnership formed on January 13, 1981, of which QP80 Real Estate Services Inc. ("QP80 Services"), formerly Hutton Real Estate Services, Inc. (See Item 10 "Certain Matters Involving Affiliates of QP80 Services) and HS Advisors, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was originally formed to acquire, operate and hold for investment the following five commercial properties (the "Properties" or individually a "Property"):
Diamond Springs Warehouse Facility ("Diamond Springs"), a warehouse located in Virginia Beach, Virginia; 959 Ridgeway Office Building ("959 Ridgeway"), a two-story office building located in Memphis, Tennessee; 889 Ridgelake Office Building ("889 Ridgelake"), a three-story office building located in Memphis, Tennessee; Swenson Business Park - Building A ("Swenson A"), a one-story research and development facility located in San Jose, California; and Stevens Creek Office Building ("Stevens Creek"), a class-A office property located in San Jose, California. The Partnership does not plan to invest in any additional properties. Additional information regarding the historical development of business is incorporated by reference to Note 1 of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

As of December 31, 1998, three of the Properties had been sold. Diamond Springs was sold on March 1, 1995 for net proceeds of $3.0 million; Swenson A was sold on November 10, 1997 for net proceeds of $2.9 million; and Stevens Creek was sold on February 2, 1998 for net proceeds of $15.2 million. Additional information regarding these sales is incorporated by reference to Item 7 and
Note 4 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

The Partnership has engaged real estate brokers to assist in selling the Partnership's two remaining properties, 889 Ridgelake and 959 Ridgeway. It is currently anticipated that the properties will be sold and the Partnership liquidated in 1999, however, there can be no assurance that either property will be sold within this time frame, or that the sales will result in a particular price.

(b)  Financial Information About Industry Segment
     --------------------------------------------

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business
     ---------------------------------

The Partnership's principal investment objectives with respect to the Properties (in no particular order of priority) are:

o    Capital appreciation.

o    Distributions of Net Cash From Operations attributable to rental income.

o    Preservation and protection of capital.

o Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

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

The Registrant expects to sell its remaining Properties during 1999, taking into consideration such factors as market conditions, leasing conditions, net sales proceeds to be realized, and the possible risks of continued ownership. No Property will be sold, financed or refinanced by the Partnership without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Partners, so that the Partnership will, in effect, be self-liquidating. As partial payment for Properties sold, the Partnership may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d)  Competition
     -----------

889 Ridgelake Office Building and 959 Ridgeway Office Building are subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Properties are located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the Memphis area, see the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(e)  Employees
     ---------

The Partnership has no employees.


Item 2. Properties
        ----------

Description of Properties and material leases incorporated by reference to the section entitled "Message to Investors" and Note 4 and Note 6 of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14.

Item 3. Legal Proceedings
        -----------------

Neither the Partnership nor any of the Properties is subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

During the fourth quarter of the year ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Limited Partnership
        Units and Related Unitholder Matters

(a) Market Information An established public market for Interests does not exist and is not likely to develop.

(b)  Holders  As of December 31, 1998, the number of holders of Units was 1,844.

(c) Distributions Quarterly cash distributions from operations were suspended commencing in the second quarter of 1997 in consideration of the Partnership's marketing efforts and the need to fund several major capital improvements at the Properties to better position them for sale. On April 7, 1998, the Partnership paid a special cash distribution totaling $261.45 per Unit to Limited Partners, representing the net proceeds from the sale of Stevens Creek. Another special distribution of $50.00 per Unit was paid on November 28, 1997, representing the net proceeds from the sale of Swenson A. Following the sale of the Partnership's remaining Properties, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

     The following distributions were paid to the Limited Partners for the two years ended December 31, 1998 and December 31, 1997.

                 Cash Distributions Per Limited Partnership Unit

                    First      Second       Third      Fourth
                  Quarter     Quarter     Quarter     Quarter       Total
                  -------     -------     -------     -------       -----

        1997      $  4.00     $  0.00     $  0.00     $ 50.00 2   $ 54.00
        1998           --     $261.45 1   $    --     $    --     $261.45

        1 Represents a return of capital resulting from the sale of the
          Stevens Creek Property.
        2 Represents a return of capital resulting from the sale of the Swenson A Property.


Item 6. Selected Financial Data

For The Years Ended December 31,
(dollars in thousands except per Unit data)

                                           1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------------
Total income                            $ 2,153     $ 3,503     $ 3,813     $ 4,145     $ 4,359
Gain on sale of real estate assets        7,830       1,337          --       1,871          --
Income (loss) before gain on sale
  of real estate                         (1,818)        357         260         421         475
Net income                                6,012       1,693         260       2,292         475
Net income per Unit                      116.06       32.89        4.57       44.08        8.99
Net cash from operations                    325         955       1,392       1,417       1,916
Total assets                              7,635      14,148      15,759      17,328      19,267
Mortgage note payable                     3,833       3,931       4,019       4,098       4,170
Cash distributions per
  Limited Partnership Unit              $261.45 1   $ 54.00 2   $ 35.20 3   $ 77.50 4   $ 28.00
-----------------------------------------------------------------------------------------------

1 Represents a return of capital resulting from the sale of the Stevens Creek
  Property.
2 Includes a $50 return of capital resulting from the sale of the Swenson A
  Property.
3 Includes a special cash distribution of $9.20 per Unit paid on March 29, 1996. 4 Includes $54 in return of capital resulting from the sale of Diamond Springs
  Warehouse.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On November 10, 1997 Swenson A was sold for net proceeds of $2,909,697 and resulted in a gain on sale of $1,336,788, which is reflected in the Partnership's statement of operations for the year ending December 31, 1997. On February 2, 1998 Stevens Creek was sold for net proceeds of $15,223,030 and resulted in a gain on sale of $7,829,940, which is reflected in the Partnership's statement of operations for the year ended December 31, 1998.

The Partnership has engaged a real estate broker to assist in selling the Partnership's two remaining properties, 889 Ridgelake and 959 Ridgeway. Accordingly, the Partnership's real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at December 31, 1998 to "Real estate assets held for disposition," and the Partnership suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Partnership has executed a letter of intent with the joint venture partner to purchase both properties, and is currently negotiating a purchase and sale agreement. It is currently anticipated that the properties will be sold and the Partnership liquidated in 1999, however, there can be no assurance that either property will be sold within this time frame, or that the sales will result in a particular price.

The Partnership had cash and cash equivalents totaling $1,938,059 at December 31, 1998, compared to $1,023,370 at December 31, 1997. The increase is primarily due to the receipt of net proceeds from the sale of Stevens Creek, which, together with net cash flow from operating activities, exceeded cash distributions and mortgage principal payments for the year ended December 31, 1998.

Restricted cash totaled $77,510 at December 31, 1998 compared with $50,567 at December 31, 1997. The increase represents tax escrow payments associated with leases at the 889 Ridgelake property, which exceeded tax payments.

Prepaid expenses totaled $10,225 at December 31, 1998, compared to $205,922 at December 31, 1997. The decrease was primarily due to the sale of Stevens Creek and the reclassification of the Partnership's real estate to "Real estate assets held for disposition."

Accounts payable and accrued expenses totaled $269,259 at December 31, 1998, compared with $220,073 at December 31, 1997. The increase is largely due to the timing of payment of invoices for Partnership administrative services.

On April 7, 1998, the Partnership paid a special cash distribution to Limited Partners from the net proceeds from the sale of Stevens Creek in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998. Following the sale of the Partnership's remaining Properties, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. The Partnership's only long-term debt is the mortgage note secured by 889 Ridgelake which bears interest at a fixed rate until its maturity date in 2014. As noted above, the General Partners are currently marketing the Properties for sale, and it is anticipated that a sale of 889 Ridgelake will be completed prior to the loan's maturity date. Interest income from the Partnership's cash and cash equivalents is subject to interest rate risk, since such funds consist of short-term, highly liquid investments invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As noted above, the Partnership's remaining properties are currently being marketed for sale, and it is anticipated that the properties will be sold and the Partnership dissolved prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide property management and the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
---------------------

1998 versus 1997
----------------
For the year ended December 31, 1998, the Partnership's operations resulted in net income of $6,012,382, compared to net income of $1,693,288 in fiscal 1997. Net income in fiscal 1998 includes a gain on sale of real estate in the amount of $7,829,940 and a corresponding charge for minority interest allocation of $1,887,366, resulting from the sale of Stevens Creek, while net income in fiscal 1997 includes a gain on sale of real estate in the amount of $1,336,788 resulting from the sale of Swenson A. Excluding these gains, Partnership operations resulted in a loss before gain on sale of real estate of $1,817,558 in fiscal 1998 compared with income before gain on sale of real estate of $356,500 in fiscal 1997. The decrease is mainly due to a reduction in rental and other income, and an increase in general and administrative expense.

Primarily as a result of the sale of Swenson A in November 1997 and Stevens Creek in February 1998, the following income and expense categories decreased in comparison to 1997: rental income, other income and property operating expenses. Interest income totaled $234,732 for the year ended December 31, 1998, compared to $19,046 in fiscal 1997, reflecting the Partnership's higher cash balances in 1998 as a result of the sale of Swenson A in November 1997 and Stevens Creek in February 1998.

General and administrative expenses totaled $388,205 for the year ended December 31, 1998, compared with $253,729 in fiscal 1997. The increase is primarily attributable to an increase in Partnership administrative servicing fees and higher legal expenses associated with the sale of Stevens Creek.

As of December 31, 1998, lease levels at the remaining Properties were as follows: 959 Ridgeway - 63%; and 889 Ridgelake - 100%.

1997 versus 1996
----------------
The Partnership's operations for the year ended December 31, 1997 resulted in net income of $1,693,288 compared with $259,629 for the year ended December 31, 1996. The increase is primarily attributable to the $1,336,788 gain recognized in 1997 on the sale of Swenson A. Income before gain on sale of real estate was $356,500 for the year ended December 31, 1997. The increase is primarily due to a decrease in depreciation expense, which was partially offset by higher property operating and general and administrative expenses, and lower rental income.

Rental income totaled $3,144,174 for the year ended December 31, 1997, compared with $3,390,655 in 1996. The decrease is primarily due to lower occupancy at 959 Ridgeway and the sale of Swenson A. Other income totaled $339,357 for the year ended December 31, 1997, compared with $403,298 for the year ended December 31, 1996. The decrease is primarily attributable to lower tenant reimbursable income at 959 Ridgeway, in addition to reimbursements for capital improvements completed at 889 Ridgelake.

Property operating expenses totaled $1,915,443 for the year ended December 31, 1997, compared to $1,706,859 for the year ended December 31, 1996. The increase primarily reflects roof repairs, carpeting and other non-capitalizable improvements performed at Stevens Creek in 1997. Depreciation and amortization decreased to $563,501 for the year ended December 31, 1997 from $1,240,363 a year earlier, largely due to the reclassification of Swenson A and Stevens Creek as "Real estate assets held for disposition." Additionally, certain tenant improvements at 959 Ridgeway and 889 Ridgelake became fully depreciated in 1997.

General and administrative expenses for the year ended December 31, 1997, totaled $253,729 compared with $185,101 for the 1996 period. During 1997, certain expenses incurred by QP80 Real Estate Services Inc. and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of QP80 Real Estate Services, Inc. in prior periods, were reimbursable to QP80 Real Estate Services, Inc. and its affiliates. Higher legal expenses resulting from the sale of Swenson A also contributed to the increase. Further details regarding general and administrative expenses are incorporated herein by reference to Note 7 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under
Item 14.

As of December 31, 1997, lease levels at each of the Properties were as follows:
Stevens Creek - 92%; 959 Ridgeway - 63%; and 889 Ridgelake - 100%.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.


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

         Name                           Office
         ----                           ------
         Rocco F. Andriola              Director
         Michael T. Marron              President and Chief Financial Officer
         William T. McDermott           Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

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

         Name                           Office
         ----                           ------
         Mark P. Mikuta                 President
         Julie R. Adie                  Vice President, Treasurer and Secretary

Mark P. Mikuta, 45, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 44, is a Vice President, Secretary and Treasurer of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from the University of Virginia and an M.B.A. from Dartmouth College.

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

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. On September 28, 1998 GSH sold its general partner and limited partner interests in GSHH to The St. Joe Company, an unaffiliated company. The transactions did not affect the ownership of the General Partners.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners
     ---------------------------------------

As of December 31, 1998, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. The owner, First Trust Company, L.P., owns a total of 3,932 units or 7.67% of the Units in one account. First Trust's address is 1211 Sixth Avenue, 29th Floor, New York, New York 10036.

(b)  Security Ownership of Management
     --------------------------------

The General Partners own 200 Units (134 by QP80 Services and 66 by HS Advisors), as required by the terms of the offering described in the Prospectus of Partnership, dated October 10, 1980 (the "Prospectus") contained in Amendment No. 2 to Registration Statement No. 2-67908 of Partnership, filed October 10, 1980.

(c)  Changes in Control
     ------------------

None.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

(a)  Transactions with Management and Others.
     ---------------------------------------
     Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by QP80 Services and its affiliates in servicing the Partnership to the extent permitted by the Partnership agreement. In prior years, affiliates of QP80 Services had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 7 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under
     Item 14.

(b)  Certain Business Relationships.
     ------------------------------
     There have been no business transactions between any of the Directors and the Partnership.

(c)  Indebtedness of Management.
     --------------------------
     No management person is indebted in any amount to the Partnership.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements:
         --------------------
         Consolidated Balance Sheets -
         At December 31, 1998 and 1997...................................   (1)

         Consolidated Statements of Partners' Capital (Deficit) -
         For the years ended December 31, 1998, 1997 and 1996............   (1)

         Consolidated Statements of Operations -
         For the years ended December 31, 1998, 1997 and 1996............   (1)

         Consolidated Statements of Cash Flows -
         For the years ended December 31, 1998, 1997 and 1996............   (1)

         Notes to the Consolidated Financial Statements..................   (1)

     (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

(a)(2)   Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation.........   F-1

         No other schedules are presented because the information is not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3)   See Exhibit Index contained herein.

(b)      Reports on Form 8-K filed in the fourth quarter of 1998:

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                  EXHIBIT INDEX

Exhibit No.
-----------

(4) (A) Certificate and Agreement of Limited Partnership (included as, and incorporated by reference to, Exhibit A to the Prospectus of Registrant dated October 10, 1980 (the "Prospectus"), contained in Amendment No. 2 to Registration Statement (the "1980 Registration Statement"), No. 2-67908, of Registrant filed October 10, 1980).

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

(13) Registrant's Annual Report to Unitholders for the year ended December 31, 1998.

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



                           QUALIFIED PROPERTIES 80, L.P.



Date:  March 30, 1999      BY: HS Advisors, Ltd.
                               General Partner

                           BY: Hogan Stanton, Inc.
                               General Partner


                               BY:    /s/Mark P. Mikuta
                                      -----------------
                               Name:  Mark P. Mikuta
                               Title: President



Date:  March 30, 1999      BY: QP80 Real Estate Services Inc.
                               General Partner


                               BY:    /s/Michael T. Marron
                                      --------------------
                               Name:  Michael T. Marron
                               Title: President and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                           QP80 REAL ESTATE SERVICES INC.
                           A General Partner



Date:  March 30, 1999
                               BY:    /s/Rocco F. Andriola
                                      --------------------
                               Name:  Rocco F. Andriola
                               Title: Director



Date:  March 30, 1999
                               BY:    /s/Michael T. Marron
                                      --------------------
                               Name:  Michael T. Marron
                               Title: President and
                                      Chief Financial Officer



Date:  March 30, 1999          BY:    /s/William T. McDermott
                                      -----------------------
                               Name:  William T. McDermott
                               Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                               HS ADVISORS, LTD.
                               A General Partner



Date:  March 30, 1999
                               BY:    /s/Mark P. Mikuta
                                      -----------------
                               Name:  Mark P. Mikuta
                               Title: President of Hogan Stanton
                                      Investment, Inc., as general
                                      partner of HS Advisors, Ltd.



Date:  March 30, 1999
                               BY:    /s/Julie R. Adie
                                      ----------------
                               Name:  Julie R. Adie
                               Title: Vice President, Treasurer and Secretary of
                                      Hogan Stanton Investment, Inc.,
                                      as general partner of HS Advisors, Ltd.