Form 10-Q
period 1999-03-31
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1999-05-17
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X          Quarterly Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

   or

              Transition Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

        For the Transition period from                to
                                       --------------    ---------------


                         Commission File Number: 0-10222
                                                 -------


                          QUALIFIED PROPERTIES 80, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


            Virginia                                     13-3046808
            --------                                     ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY     Attn.:  Andre Anderson                   10285
---------------------------------------                   -----
Address of Principal Executive Offices                   Zip Code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    ----     ----

2
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                     At March 31, At December 31,
                                                            1999            1998
                                                      (unaudited)       (audited)
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition              $ 5,630,073     $ 5,605,771
Cash and cash equivalents                              1,840,067       1,938,059
Restricted cash                                           41,100          77,510
Prepaid expenses                                           4,030          10,225
Rent and other receivables                                 3,590           3,523
--------------------------------------------------------------------------------
     Total Assets                                    $ 7,518,860     $ 7,635,088
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $   206,867     $   269,259
  Due to affiliates                                       19,703          11,946
  Mortgage note payable                                3,806,478       3,832,621
                                                     ---------------------------
     Total Liabilities                                 4,033,048       4,113,826
                                                     ---------------------------
Minority interest                                      1,124,541       1,120,945
Partners' Capital (Deficit):
  General Partners                                      (225,819)       (225,429)
  Limited Partners (51,234 units outstanding)          2,587,090       2,625,746
                                                     ---------------------------
     Total Partners' Capital                           2,361,271       2,400,317
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital         $ 7,518,860     $ 7,635,088
================================================================================


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the three months ended March 31, 1999
                                         General         Limited
                                        Partners        Partners           Total
--------------------------------------------------------------------------------
Balance at December 31, 1998         $  (225,429)    $ 2,625,746     $ 2,400,317
Net income                                  (390)        (38,656)        (39,046)
--------------------------------------------------------------------------------
Balance at March 31, 1999            $  (225,819)    $ 2,587,090     $ 2,361,271
================================================================================


See accompanying notes to the consolidated financial statements.

3
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                     Three months ended March 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Income
Rental                                               $   423,071     $   477,683
Interest                                                  21,614         143,663
Other                                                      2,434          21,671
                                                     ---------------------------
     Total Income                                        447,119         643,017
--------------------------------------------------------------------------------
Expenses
Property operating                                       239,647         309,930
Depreciation and amortization                                 --         142,390
Interest                                                 100,379         102,974
General and administrative                               142,543          65,304
                                                     ---------------------------
     Total Expenses                                      482,569         620,598
--------------------------------------------------------------------------------
Income (loss) before minority interest
  and gain on sale of real estate                        (35,450)         22,419
Minority interest                                         (3,596)          3,261
                                                     ---------------------------
Loss before gain on sale of real estate                  (39,046)         25,680
Gain on sale of real estate                                   --       7,829,940
--------------------------------------------------------------------------------
     Net Income (Loss)                               $   (39,046)    $ 7,855,620
================================================================================
Net Income (Loss) Allocated:
To the General Partners                              $      (390)    $    78,556
To the Limited Partners                                  (38,656)      7,777,064
--------------------------------------------------------------------------------
                                                     $   (39,046)    $ 7,855,620
================================================================================
Per limited partnership unit
(51,234 outstanding)                                      $ (.75)       $ 151.79
--------------------------------------------------------------------------------



See accompanying notes to the consolidated financial statements.

4
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                    $   (39,046)    $ 7,855,620
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Depreciation and amortization                               --         142,390
  Gain on sale of real estate                                 --      (7,829,940)
  Minority interest in loss of consolidated venture        3,596          (3,261)
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Cash restricted                                       36,410          26,001
    Prepaid expenses                                       6,195              --
    Rent and other receivables                               (67)        (22,606)
    Deferred rent receivable                                  --           8,927
    Accounts payable and accrued expenses                (62,392)         97,317
    Due to affiliates                                      7,757              78
    Security deposit payable                                  --         (60,521)
                                                     ---------------------------
Net cash provided by (used for) operating activities     (47,547)        214,005
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
Proceeds from sale of real estate                             --      15,223,030
Additions to real estate assets                          (24,302)             --
                                                     ---------------------------
Net cash provided by (used for) investing activities     (24,302)     15,223,030
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Principal payments on mortgage note payable              (26,143)        (23,548)
                                                     ---------------------------
Net cash used for financing activities                   (26,143)        (23,548)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (97,992)     15,413,487
Cash and cash equivalents, beginning of period         1,938,059       1,023,370
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 1,840,067     $16,436,857
================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $   100,379     $   102,974
--------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

5
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with Qualified Properties 80, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998, and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events occurred subsequent to fiscal year 1998, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

6
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has engaged a real estate broker to assist in selling the Partnership's two remaining properties, 889 Ridgelake and 959 Ridgeway. Accordingly, the Partnership's real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at December 31, 1998 to "Real estate assets held for disposition," and the Partnership suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Partnership executed a purchase and sale agreement with the Joint Venture partner to purchase both Properties. The selection of the potential offer by the Joint Venture partner was the result of a competitive bidding process organized by the real estate broker engaged to assist in selling the two remaining properties. It is currently anticipated that the properties will be sold and the Partnership liquidated in 1999, however, there can be no assurance that either property will be sold within this time frame, or that the sales will result in a particular price.

The Partnership had cash and cash equivalents totaling $1,840,067 at March 31, 1999, compared to $1,938,059 at December 31, 1998. The decrease is primarily due to the cash used for operations, additions to real estate assets and mortgage principal payments during the three month period ended March 31, 1999.

Rent and other receivables totaled $3,590 at March 31, 1999, compared to $3,523 at December 31, 1998.

Accounts payable and accrued expenses totaled $206,867 at March 31, 1999, compared with $269,259 at December 31, 1998. The decrease is largely due to the timing of payment of invoices for Partnership administrative services.

On February 2, 1998 the sale of Stevens Creek Office Building was completed. The Property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of $7,829,940, which is reflected in the Partnership's statement of operations for the three months ended March 31, 1998. On April 7, 1998, the Partnership paid a special cash distribution to the Limited Partners from the net proceeds from the sale of Stevens Creek Office Building in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998.

Results of Operations
---------------------

For the three months ended March 31, 1999, the Partnership's operations resulted in net loss of $39,046, compared to net income of $7,855,620 for the corresponding period in 1998. Net income for the 1998 three-month period includes a gain on sale of real estate in the amount of $7,829,940, resulting from the sale of Stevens Creek. Excluding this gain, Partnership operations resulted in a loss before minority interest and gain on sale of real estate of $35,450 for the three months ended March 31, 1999 compared with income before minority interest and gain on sale of real estate of $22,419 for the corresponding period in 1998. The change from net income before minority interest and gain on sale in 1998 to net loss before minority interest and gain on sale in 1999 is primarily due to higher interest income in 1998, offset by lower depreciation, and higher property operating and administrative expenses in 1999.

Interest income totaled $21,614 for the first three months in 1999 compared to $143,663 for the corresponding period in 1998. The decrease is due to the lower cash balance in 1999 due to the special cash distribution from the net proceeds from the sale of Stevens Creek Office Building in 1998.

7
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES

The decrease in property operation expenses is due to the fact that there were two office buildings for the three months ended March 31, 1999, compared to three office buildings for the corresponding period in 1998.

General and administrative expenses totaled $142,543 and $65,304 for the first quarter of 1999 and 1998, respectively. The increase is due to the higher professional fees related to the marketing of the two remaining properties, 889 Ridgelake and 959 Ridgeway Office Buildings.

 As of March 31, 1999, lease levels at each of the Properties were as follows:
 959 Ridgeway Office Building - 90%; and 889 Ridgelake Office Building - 94%.


Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27)   Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

8
QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES

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


                          QUALIFIED PROPERTIES 80, L.P.


                          BY:  QP80 REAL ESTATE SERVICES, INC.
                               General Partner


Date:  May 17, 1999            BY:     /s/Michael T. Marron
                                       -------------------------------------
                               Name:   Michael T. Marron
                               Title:  President and Chief Financial Officer