Form 10-Q
period 1999-06-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1999-08-13
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X          Quarterly Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

Qualified Properties 80, L.P.
and Consolidated Ventures

--------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                      At June 30, At December 31,
                                                            1999            1998
                                                      (unaudited)       (audited)
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition               $       --      $5,605,771
Cash and cash equivalents                              7,334,519       1,938,059
Restricted cash                                           82,200          77,510
Prepaid expenses                                           9,684          10,225
Rent and other receivables                                 8,716           3,523
--------------------------------------------------------------------------------
     Total Assets                                     $7,435,119      $7,635,088
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses               $  192,309      $  269,259
  Due to affiliates                                       29,579          11,946
  Mortgage note payable                                       --       3,832,621
     Total Liabilities                                   221,888       4,113,826
Minority interest                                      1,274,305       1,120,945
Partners' Capital (Deficit):
  General Partners                                      (190,043)       (225,429)
  Limited Partners (51,234 units outstanding)          6,128,969       2,625,746
     Total Partners' Capital                           5,938,926       2,400,317
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital          $7,435,119      $7,635,088
================================================================================



--------------------------------------------------------------------------------
Consolidated Statement of Partners' Capital (Deficit)
(UNAUDITED)
For the six months ended June 30, 1999
                                         General         Limited
                                        Partners        Partners           Total
--------------------------------------------------------------------------------
Balance at December 31, 1998          $ (225,429)     $2,625,746      $2,400,317
Net income                                35,386       3,503,223       3,538,609
--------------------------------------------------------------------------------
Balance at June 30, 1999              $ (190,043)     $6,128,969      $5,938,926
================================================================================

See accompanying notes to the consolidated financial statements.

Qualified Properties 80, L.P.
and Consolidated Ventures

----------------------------------------------------------------------------------------------
Consolidated Statements of Operations
(UNAUDITED)
                                      Three months ended June 30,     Six months ended June 30,
                                            1999            1998            1999          1998
----------------------------------------------------------------------------------------------
Income
Rental                                $  446,058      $  527,967      $  869,129    $1,005,650
Interest                                  21,291          40,650          42,905       184,313
Other                                      2,775          13,056           5,209        34,727
                                      --------------------------------------------------------
     Total Income                        470,124         581,673         917,243     1,224,690
----------------------------------------------------------------------------------------------
Expenses
Property operating                       219,424         193,964         459,071       503,894
Depreciation and amortization                 --         143,182              --       285,572
Interest                                 179,532         102,350         279,911       205,324
General and administrative                71,827          75,339         214,370       140,643
                                      --------------------------------------------------------
     Total Expenses                      470,783         514,835         953,352     1,135,433
----------------------------------------------------------------------------------------------
Income (loss) before minority interest
  and gain on sale of real estate           (659)         66,838         (36,109)       89,257
Minority interest                       (149,764)         (3,204)       (153,360)           57
                                      --------------------------------------------------------
Income (loss) before gain on sale of
  real estate                           (150,423)         63,634        (189,469)       89,314
Gain on sale of real estate            3,728,078              --       3,728,078     7,829,940
----------------------------------------------------------------------------------------------
     Net Income                       $3,577,655      $   63,634      $3,538,609    $7,919,254
==============================================================================================
Net Income Allocated:
To the General Partners               $   35,777      $      636      $   35,386    $   79,192
To the Limited Partners                3,541,878          62,998       3,503,223     7,840,062
----------------------------------------------------------------------------------------------
                                      $3,577,655      $   63,634      $3,538,609    $7,919,254
==============================================================================================
Per limited partnership unit
(51,234 outstanding)                     $ 69.13          $ 1.23         $ 68.38      $ 153.02
----------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

Qualified Properties 80, L.P.
and Consolidated Ventures

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(UNAUDITED)
For the six months ended June 30,
                                                            1999            1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                           $ 3,538,609    $  7,919,254
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Depreciation and amortization                               --         285,572
  Gain on sale of real estate                         (3,728,078)     (7,829,940)
  Minority interest in income (loss)
    of consolidated venture                              153,360             (57)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Cash restricted                                       (4,690)         (5,379)
    Prepaid expenses                                         541         (60,892)
    Rent and other receivables                            (5,193)        (14,662)
    Deferred rent receivable                                  --           7,546
    Accounts payable and accrued expenses                (76,950)        (12,521)
    Due to affiliates                                     17,633             826
    Security deposit payable                                  --         (60,521)
                                                     ---------------------------
Net cash provided by (used for) operating activities    (104,768)        229,226
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
Proceeds from sale of real estate                      9,359,802      15,223,030
Additions to real estate assets                          (25,953)             --
                                                     ---------------------------
Net cash provided by investing activities              9,333,849      15,223,030
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Distributions paid to partners                                --     (14,310,742)
Principal payments on mortgage note payable           (3,832,621)        (47,719)
                                                     ---------------------------
Net cash used for financing activities                (3,832,621)    (14,358,461)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents              5,396,460       1,093,795
Cash and cash equivalents, beginning of period         1,938,059       1,023,370
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 7,334,519    $  2,117,165
================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $   279,911    $    205,324
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Investing Information
Write-off of fully depreciated tenant improvements   $       --     $    346,039
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General  Partners'  intent to sell the  properties,  real estate  held for  investment,  deferred  rent  receivable  and  prepaid  leasing commissions in the amounts of $5,135,464,  $106,118, and $181,391, respectively, were reclassified to "Real estate assets held for disposition" in June of 1998.
--------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

Qualified Properties 80, L.P.
and Consolidated Ventures


Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with Qualified Properties 80, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998, and the statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1998, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On June 30, 1999, the Partnership closed on the sale of 889 Ridgelake Office Building and 959 Ridgeway Office Building (the "Properties") to a Joint Venture Partner, Boyle Investment Company and related parties (the "Buyers"), for selling prices of $7,400,802 and $1,959,000, respectively, net of closing adjustments and selling costs, which resulted in gains of $3,026,828 on the sale of 889 Ridgelake and $701,250 on the sale of 959 Ridgeway. The selection of the Joint Venture Partner was the result of a competitive bidding process organized by the real estate broker engaged to assist in selling the two remaining Properties.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the third quarter of 1999 and dissolve the Partnership in 1999.

Qualified Properties 80, L.P.
and Consolidated Ventures


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On June 30, 1999, the Partnership closed on the sale of the 889 Ridgelake Office Building and 959 Ridgeway Office Building (the "Properties") to a Joint Venture Partner, Boyle Investment Company and related parties (the "Buyers"), for selling prices of $7,400,802 and $1,959,000, respectively, net of closing adjustments and selling costs, which resulted in gains of $3,026,828 on the sale of 889 Ridgelake and $701,250 on the sale of 959 Ridgeway. The selection of the Joint Venture Partner was the result of a competitive bidding process organized by the real estate broker engaged to assist in selling the two remaining Properties.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the third quarter of 1999 and dissolve the Partnership in 1999.

The Partnership had cash and cash equivalents totaling $7,334,519 at June 30, 1999, compared to $1,938,059 at December 31, 1998. The increase is primarily due to the sale of the two remaining Properties on June 30, 1999.

Rent and other receivables totaled $8,716 at June 30, 1999, compared to $3,523 at December 31, 1998.

Accounts payable and accrued expenses totaled $192,309 at June 30, 1999, compared with $269,259 at December 31, 1998. The decrease is largely due to the lower real estate tax accruals due to the sale of the Properties.

On June 30, 1999, the mortgage note payable on 889 Ridgelake was paid from the proceeds of the sale of the Property.

On February 2, 1998, the sale of Stevens Creek Office Building was completed. The property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of $7,829,940, which is reflected in the Partnership's statement of operations for the six months ended June 30, 1998. On April 7, 1998, the Partnership paid a special cash distribution to the Limited Partners from the net proceeds from the sale of Stevens Creek Office Building in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998.

Results of Operations
---------------------

For the three and six months ended June 30, 1999, the Partnership's operations resulted in net income of $3,577,655 and $3,538,609 compared to net income of $63,634 and $7,919,254 for the corresponding periods in 1998. Net income for the 1999 and 1998 six-month periods includes gains on the sale of real estate in the amounts of $3,728,078 and $7,829,940, resulting from the sale of 959 Ridgeway and 889 Ridgelake in 1999, and the sale of Stevens Creek in 1998. Excluding this gain, Partnership operations resulted in a loss before minority interest and gain on sale of real estate of $659 and $36,109 for the three and six months ended June 30, 1999 compared with income before minority interest and gain on sale of real estate of $66,838 and $89,257 for the corresponding periods in 1998. The change from net income before minority interest and gain on sale for the six months ended June 30, 1998 to net loss before minority interest and gain on sale for the six months ended June 30, 1999 is primarily due to higher interest income and rental income in 1998. Partnership administrative expenses also increased in 1999.

Qualified Properties 80, L.P.
and Consolidated Ventures


Interest income totaled $21,291 and $42,905 for the three and six months ended June 30, 1999 compared to $40,650 and $184,313 for the corresponding periods in 1998. The decrease is due to the lower cash balance in 1999 due to the special cash distribution from the net proceeds from the sale of Stevens Creek Office Building in 1998.

The decrease in property operating expenses is due to the fact that there were two office buildings for the six months ended June 30, 1999, compared to three office buildings for the corresponding period in 1998.

General and administrative expenses totaled $71,827 and $214,370 for the three and six months ended June 30, 1999, respectively, compared with $75,339 and $140,643 for the corresponding periods in 1998. The increase is due to the marketing expenses associated with the sale of the two remaining Properties.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K -

                On July 13, 1999 the Partnership filed a form 8-K reporting that on June 30, 1999 the Partnership executed a sale of 889 Ridgelake and 959 Ridgeway Office Buildings.

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


                          QUALIFIED PROPERTIES 80, L.P.


                          BY:  QP80 REAL ESTATE SERVICES, INC.
                               General Partner


Date:  August 13, 1999         BY:     /s/Michael T. Marron
                                       -------------------------------------
                               Name:   Michael T. Marron
                               Title:  President and Chief Financial Officer