Form 10-Q
period 1999-09-30
HUTTON GSH QUALIFIED PROPERTIES 80
filed 1999-11-12
CIK 317279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X          Quarterly Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------
   or

              Transition Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-10222
                                                 -------


                          QUALIFIED PROPERTIES 80, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


            Virginia                                     13-3046808
            --------                                     ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY   Attn.:  Andre Anderson                       10285
-------------------------------------                       -----
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

QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


---------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                At September 30,   At December 31,
                                                           1999              1998
                                                     (unaudited)         (audited)
---------------------------------------------------------------------------------
Assets
Real estate assets held for disposition              $       --        $5,605,771
Cash and cash equivalents                             7,502,583         1,938,059
Restricted cash                                              --            77,510
Prepaid expenses                                             --            10,225
Rent and other receivables                                2,159             3,523
---------------------------------------------------------------------------------
      Total Assets                                   $7,504,742        $7,635,088
=================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $   93,282        $  269,259
  Due to affiliates                                      31,810            11,946
  Mortgage note payable                                      --         3,832,621
                                                     ----------------------------
      Total Liabilities                                 125,092         4,113,826
                                                     ----------------------------
Minority interest                                     1,282,413         1,120,945
                                                     ----------------------------
Partners' Capital (Deficit):
  General Partners                                     (188,460)         (225,429)
  Limited Partners (51,234 units outstanding)         6,285,697         2,625,746
                                                     ----------------------------
      Total Partners' Capital                         6,097,237         2,400,317
---------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital        $7,504,742        $7,635,088
=================================================================================


---------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                             General        Limited
                                            Partners       Partners         Total
---------------------------------------------------------------------------------
Balance at December 31, 1998               $(225,429)    $2,625,746    $2,400,317
Net income                                    36,969      3,659,951     3,696,920
---------------------------------------------------------------------------------
Balance at September 30, 1999              $(188,460)    $6,285,697    $6,097,237
=================================================================================

See accompanying notes to the consolidated financial statements.

QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                   Three months ended September 30,   Nine months ended September 30,
                                                  1999        1998                1999          1998
----------------------------------------------------------------------------------------------------
Income
Rental                                        $ 89,235    $422,293          $  958,364    $1,427,943
Other                                            5,486       8,884              10,695        43,611
Interest                                        93,646      26,320             136,551       210,633
                                              ------------------------------------------------------
      Total Income                             188,367     457,497           1,105,610     1,682,187
----------------------------------------------------------------------------------------------------
Expenses
Property operating                               6,689     237,533             465,760       741,427
Depreciation and amortization                       --          --                  --       285,572
Interest                                            --     101,711             279,910       307,035
General and administrative                      65,260     104,528             279,630       245,171
                                              ------------------------------------------------------
      Total Expenses                            71,949     443,772           1,025,300     1,579,205
----------------------------------------------------------------------------------------------------
Income before minority interest
  and gain on sale of real estate              116,418      13,725              80,310       102,982
Minority interest                               (8,108)     (4,143)           (161,468)       (4,086)
                                              ------------------------------------------------------
Income before gain on sale of real estate      108,310       9,582             (81,158)       98,896
Gain on sale of real estate                     50,000          --           3,778,078     7,829,940
----------------------------------------------------------------------------------------------------
      Net Income                              $158,310    $  9,582          $3,696,920    $7,928,836
====================================================================================================
Net Income Allocated:
To the General Partners                       $  1,583    $     96          $   36,969    $   79,288
To the Limited Partners                        156,727       9,486           3,659,951     7,849,548
----------------------------------------------------------------------------------------------------
                                              $158,310    $  9,582          $3,696,920    $7,928,836
====================================================================================================
Per limited partnership unit
(51,234 outstanding)                            $ 3.06       $ .19             $ 71.44      $ 153.21
----------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30,
                                                                1999            1998
------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                               $ 3,696,920    $  7,928,836
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Depreciation and amortization                                   --         285,572
  Gain on sale of real estate                             (3,778,078)     (7,829,940)
  Minority interest in income of consolidated venture         61,468           4,086
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Cash restricted                                           77,510         (43,678)
    Prepaid expenses                                          10,225         (20,611)
    Rent and other receivables                                 1,364          (4,236)
    Deferred rent receivable                                      --           7,546
    Accounts payable and accrued expenses                   (175,977)        (44,280)
    Due to affiliates                                         19,864           1,524
    Security deposit payable                                      --         (60,521)
                                                         ---------------------------
Net cash provided by operating activities                     13,296         224,298
------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Proceeds from sale of real estate                          9,409,802      15,223,030
Additions to real estate assets                              (25,953)        (41,308)
                                                         ---------------------------
Net cash provided by investing activities                  9,383,849      15,181,722
------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Distributions paid to partners                                    --     (14,310,742)
Principal payments on mortgage note payable               (3,832,621)        (72,531)
                                                         ---------------------------
Net cash used for financing activities                    (3,832,621)    (14,383,273)
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  5,564,524       1,022,747
Cash and cash equivalents, beginning of period             1,938,059       1,023,370
------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $ 7,502,583    $  2,046,117
====================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                 $   279,910    $    307,035
------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the properties, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $5,135,464, $106,118, and $181,391, respectively, were reclassified to
"Real estate assets held for disposition" in June of 1998.
------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with Qualified Properties 80, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998, and the statement of partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1998, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On June 30, 1999, the Partnership closed on the sale of 889 Ridgelake Office Building and 959 Ridgeway Office Building (the "Properties") to a Joint Venture Partner, Boyle Investment Company and related parties (the "Buyers"), for selling prices of approximately $7,440,000 and $1,969,000, respectively, net of closing adjustments and selling costs, which resulted in gains of approximately $3,066,000 on the sale of 889 Ridgelake and $712,000 on the sale of 959 Ridgeway. The selection of the Joint Venture Partner was the result of a competitive bidding process organized by the real estate broker engaged to assist in selling the Partnership's two remaining Properties.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the fourth quarter of 1999 and dissolve the Partnership by year-end 1999.

QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On June 30, 1999, the Partnership closed on the sale of the 889 Ridgelake Office Building and 959 Ridgeway Office Building (the "Properties") to a Joint Venture Partner, Boyle Investment Company and related parties (the "Buyers"), for selling prices of $7,440,302 and $1,969,500, respectively, net of closing adjustments and selling costs, which resulted in gains of $3,066,328 on the sale of 889 Ridgelake and $711,750 on the sale of 959 Ridgeway. The selection of the Joint Venture Partner was the result of a competitive bidding process organized by the real estate broker engaged to assist in selling the two remaining Properties.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the fourth quarter of 1999 and dissolve the Partnership by year-end 1999.

The Partnership had cash and cash equivalents totaling $7,502,583 at September 30, 1999, compared to $1,938,059 at December 31, 1998. The increase is primarily due to the sale of the two remaining Properties on June 30, 1999.

Rent and other receivables totaled $2,159 at September 30, 1999, compared to $3,523 at December 31, 1998.

Accounts payable and accrued expenses totaled $93,282 at September 30, 1999, compared with $269,259 at December 31, 1998. The decrease is largely due to the lower real estate tax and professional fee accruals due to the sale of the Properties.

On June 30, 1999, the mortgage note payable on 889 Ridgelake was paid from the proceeds of the sale of the Property.

In February 1998, the sale of Stevens Creek Office Building ("Stevens Creek") was completed. The property was sold for net proceeds of $15,223,030 and resulted in a gain on sale of $7,829,940, which is reflected in the Partnership's statement of operations for the nine months ended September 30, 1998. In April 1998, the Partnership paid a special cash distribution to the Limited Partners from the net proceeds from the sale of Stevens Creek in the amount of $261.45 per Unit to Unitholders of record as of April 1, 1998.

Results of Operations
---------------------

For the three and nine months ended September 30, 1999, the Partnership's operations resulted in net income of $158,310 and $3,696,920 compared to net income of $9,582 and $7,928,836 for the corresponding periods in 1998. Net income for the 1999 and 1998 nine-month periods includes gains on the sale of real estate in the amounts of $3,778,078 and $7,829,940. Excluding these gains, Partnership operations resulted in income before minority interest and gain on sale of real estate of $116,418 and $80,310 for the three and nine months ended September 30, 1999 compared with $13,725 and $102,982 for the three and nine months ended September 30, 1998. The decrease in net income before minority interest and gain on sale for the nine months ended September 30, 1999 is primarily due to higher interest income and rental income in 1998 offset by lower depreciation and amortization, and property expenses in 1999.

QUALIFIED PROPERTIES 80, L.P.
AND CONSOLIDATED VENTURES


Interest income totaled $93,646 and $136,551 for the three and nine months ended September 30, 1999 compared to $26,320 and $210,633 for the corresponding periods in 1998. The increase in the three-month period is attributable to the higher cash balance due to the net proceeds from the sale of 889 Ridgelake and 959 Ridgeway. The decrease for the nine-month period is due to the higher cash balance in 1998 from the sale of Stevens Creek.

The decrease in property operating expenses is due to the sale of the two remaining Properties on June 30, 1999.

General and administrative expenses totaled $65,260 and $279,630 for the three and nine months ended September 30, 1999, respectively, compared with $104,528 and $245,171 for the corresponding periods in 1998. The decrease for the three months is due to lower administrative expenses. The increase for the nine months is due to the marketing expenses associated with the sale of the two remaining Properties.


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



                              QUALIFIED PROPERTIES 80, L.P.


                              BY:  QP80 REAL ESTATE SERVICES, INC.
                                   General Partner


Date:  November 12, 1999           BY:    /s/Michael T. Marron
                                          -------------------------------------
                                   Name:  Michael T. Marron
                                   Title: President and Chief Financial Officer